Form 10KSB
period 2002-12-31
VOYAGER ONE INC
filed 2003-11-14
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           Commission File No. 0-32737

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

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes      No
    ---      X

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2002 were $0.00.

As of December 31, 2002, 1,895,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 90,000 shares.

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

         The Company has no operating business. The Company does not intend to develop its own operating business but instead will seek to effect a merger (a "Merger") with a corporation which owns an operating business and wishes to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company currently involves seeking a Merger Target. The Company is currently in negotiations with respect to the terms and conditions of the potential merger with Silicon Film Technologies, Inc. The Company may effect a Merger with a Merger Target which may be financially unstable or in its early stages of development or growth.

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

         The Company entered into a letter of intent with Silicon Film Technologies, Inc., an Illinois corporation ("Silicon") as of October 16, 2003. Pursuant to the terms of the letter of intent, the Company will acquire all of the outstanding shares of common stock of Silicon in exchange for the issuance of approximately 9.2 million shares of common stock of the Company and subject to the cancellation of certain shares by the Company's majority shareholder(s). The officers and directors of the Company will resign at the closing of the proposed share exchange transaction and new officers and directors will be appointed. The letter of intent outlines the general intentions of the parties and is subject to the negotiation of the specific terms of the transaction and execution of the definite agreement between the Company and Silicon.

         THERE CAN BE NO ASSURANCES GIVEN THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY CONSUMMATE A MERGER. STATUTES, REGULATIONS, RULES AND THE POSITIONS OF REGULATORY AUTHORITIES HAVE BEEN BECOMING MORE ADVERSE AND RESTRICTIVE TOWARD SUCH MERGERS AND TOWARD "BLIND POOL" ENTITIES SUCH AS THE COMPANY.

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

         No matter was submitted to a vote of stockholders in the fourth quarter of 2002.

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

         The authorized capital stock of the Company consists of 15,000,000 shares, of which 10,000,000 shares have been designated Common Stock, $0.0001 par value, and 5,000,000 shares of Preferred Stock, $0.0001 par value. At December 31, 2002, there were 1,895,000 shares of Common Stock outstanding and held of record by 21 stockholders.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Out of the total of 1,895,000 shares of Common Stock outstanding as of December 31, 2002, 90,000 shares of the Company's Common Stock may be eligible for sale under Rule 144 or 144 (k) ("Rule 144") promulgated under the Securities Act (two years from the date of issuance in July/August, 2000). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         The Company is one of the ten companies in which investors in the Private Placement were required to make an equal investment. The others were:
Byron Enterprises, Inc., Matrix Concepts, Inc., Bermuda Acquisition, Inc., Castcity.com, Chopin Venture Group, Inc. (entered into a share exchange transaction closed as of January 28, 2002); Harrods Investments, Inc., Silesia Enterprises, Inc., Terra Trema, Inc., and Voyager Two. Inc.

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

General

         Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, we have no binding agreement to enter into a Merger with any specific business or company, except for the above-mentioned non-binding letter of intent with Silicon. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

         The Company entered into a letter of intent with Silicon Film Technologies, Inc., an Illinois corporation ("Silicon") as of October 16, 2003. Pursuant to the terms of the letter of intent, the Company will acquire all of the outstanding shares of common stock of Silicon in exchange for the issuance of approximately 8.2 million shares of common stock of the Registrant. The officers and directors of the Company will resign at the closing of the proposed share exchange transaction and new officers and directors will be appointed. The letter of intent outlines the general intentions of the parties and is subject to the negotiation of the specific terms of the transaction and execution of the definite agreement between the Company and Silicon.

         There can be no assurance that the return on an investment in our securities will be realized, and or that there will be a market for the Company's stock.

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

Expenses for Years Ended December 31, 2002 and 2001

         Net cash used in operating activities for the twelve months ended December 31, 2002 was ($1,000) compared to ($150) for the fiscal year ended December 31, 2001. Net cash provided from financing activities for the twelve months ended December 31, 2002 was $1,000 compared to $150 for the fiscal Year ended December 31, 2001. During the twelve months ended December 31, 2002, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities.

         The expenses of $8,419 for the twelve months ended December 31, 2002 and $6,479 for the fiscal year ended December 31, 2001, resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger. There is no assurance that the Company will have sufficient funds to consummate a Merger and we may not have enough cash on hand to satisfy our cash requirements during the next 12 months.

                                  RISK FACTORS

THE COMPANY HAS NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS

         The Company was incorporated in April, 2000 and has no operating business or plans to develop one. Accordingly, there is only a limited basis upon which to evaluate the Company's prospects for achieving its intended business objectives. To date, the Company's efforts have been limited to organizational activities and an offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

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

THERE EXIST CONFLICTS OF INTEREST RELATING TO MR. MARTIN'S AND MS. HELLER'S INTER-COMPANY ASSOCIATIONS

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

THERE IS LIMITED LIKELIHOOD OF A REGULAR TRADING MARKET FOR THE COMMON STOCK

         A public market for the Common Stock does not exist and there can be no assurance that one will ever develop or if developed will continue. Creation of a public market for the Common Stock depends on (i) acceptance of the Company on an exchange or interdealer quotation system, and (ii) filing of a Form 15-c2-11 with NASDAQ for trading on the bulletin board or (iii)registration of the shares through a Registration Statement filed under the Securities Act of 1933, as amended (the "Securities Act"). Such actions may be costly and difficult and could potentially fail. If so, it would substantially hinder the liquidity of the Common Stock. If no market develops, it may be difficult or impossible for the holders of the Common Stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of Common Stock imposed by federal and state security laws, if the shares of Common Stock of the Company are not registered through a Registration Statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the Common Stock and that if developed any such market will be sustained. It is unlikely any market would develop without a Merger.

REGULATORY AND STATUTORY OBSTACLES MAY HINDER THE COMPANY'S ATTRACTIVENESS TO MERGER CANDIDATES

         Merger Targets are often companies that wish to become public companies to provide liquidity to their shareholders and possibly enhance their future ability to access the capital markets, without the risk and expense of an initial public offering. While the Merger does not immediately provide significant capital, it does, if the Merger is executed as intended, create a surviving Company which is public, which owns the assets and business of the Merger Target (usually in a subsidiary) and the Merger Targets shareholders end up with stock in the public company. Management believes that the Company will generally be attractive to Merger Targets if the Company has its Common Stock being quoted by dealers and registered under the Exchange Act. Regulatory and rulemaking authorities have, however, taken steps to make it difficult to enable shell corporations (with no current business other than one similar to the Company's) to have dealer quotations for the securities of such corporations. In order to have dealers quote a bid and ask for the common stock of the Company, in addition to other requirements, the dealer must file a form pursuant to Rule 15c-2(11) promulgated pursuant to the Exchange Act. Regulatory authorities may scrutinize and possibly take action to block quotation by a dealer of stock in a shell company such as the Company. In addition, the regulatory authorities generally will block a dealer from quoting on stock of a company without some significant amount of free trading shares available for trading, often referred to as the "float." All the currently outstanding stock of the Company is held by a small number of shareholders and currently there are no free-trading shares. As a result, there is no assurance that the regulatory authorities will not block the attempt to obtain dealer quotations for the Company's Common Stock.

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

TAXATION CONSIDERATIONS MAY IMPACT THE STRUCTURE OF A MERGER AND POST-MERGER LIABILITIES

         Federal and state tax consequences will, in all likelihood, be major considerations in any Merger the Company may undertake. The structure of a Merger or the distribution of securities to stockholders may result in taxation of the Company, the Merger Target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any Merger so as to minimize the federal and state tax consequences to both the Company and the Merger Target. Management cannot assure that a Merger will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

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

                                                    AUDITED FINANCIAL STATEMENTS

                                                               VOYAGER ONE, INC.
                                                (A DEVELOPMENT-STAGE ENTERPRISE)

                                                        As of December 31, 2002,
                                     the Years Ended December 31, 2002 and 2001,
                                  and the Period from Inception, April 26, 2000,
                                                       through December 31, 2002

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

FINANCIAL STATEMENTS

       Balance Sheet                                                         F-2

       Statements of Operations                                              F-3

       Statements of Stockholders' Equity (Deficit)                          F-4

       Statements of Cash Flows                                              F-5

       Notes to Financial Statements                                         F-6

                          INDEPENDENT AUDITORS' REPORT

To the Director and Stockholders
Voyager One, Inc.

We have audited the accompanying balance sheet of Voyager One, Inc. (a Development-Stage Enterprise) (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception, April 26, 2000, through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the period from inception, April 26, 2000, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                         /s/ HASKELL & WHITE LLP
                                                             HASKELL & WHITE LLP

October 9, 2003

                                VOYAGER ONE, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET

                                     ASSETS
                                                                     As of
                                                               December 31, 2002
                                                               -----------------

Receivable from trust account (Note 2)                             $     80
                                                                   ---------
           Total assets                                            $     80
                                                                   =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                              $ 11,953
Stock subscription payable (Note 2)                                   1,000
                                                                   ---------
           Total liabilities                                         12,953

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                   --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 1,895,000 shares issued and outstanding           190
       Additional paid-in capital                                     4,615
       Deficit accumulated during the development stage             (17,678)
                                                                   ---------
           Total stockholders' equity (deficit)                     (12,873)
                                                                   ---------
           Total liabilities and stockholders' equity
              (deficit)                                            $     80
                                                                   =========

                 See accompanying notes to financial statements.


                                         VOYAGER ONE, INC.
                                 (A DEVELOPMENT-STAGE ENTERPRISE)

                                     STATEMENTS OF OPERATIONS

                                                                              Period From Inception,
                                              Year Ended        Year Ended    April 26, 2000, Through
                                           December 31, 2002  December 31, 2001  December 31, 2002
                                           ----------------   ----------------   ----------------
General and administrative expenses        $         8,419    $         6,479    $        17,678
                                           ----------------   ----------------   ----------------
    LOSS BEFORE TAXES                               (8,419)            (6,479)           (17,678)

Provision for income taxes                              --                 --                 --
                                           ----------------   ----------------   ----------------
    NET LOSS                               $        (8,419)   $        (6,479)   $       (17,678)
                                           ================   ================   ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                      1,895,000          1,894,167          1,893,500
                                           ================   ================   ================
NET LOSS PER SHARE                         $          0.00    $          0.00    $          0.00
                                           ================   ================   ================

                          See accompanying notes to financial statements.

                                                F-3


                                                        VOYAGER ONE, INC.
                                                (A DEVELOPMENT-STAGE ENTERPRISE)

                                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH DECEMBER 31, 2002

                                                                                                         Deficit
                                                                                                        Accumulated      Total
                                                 Preferred Stock         Common Stock       Additional  During the   Stockholders'
                                             ----------------------  ----------------------   Paid-in   Development     Equity
                                               Shares      Amount      Shares      Amount     Capital      Stage       (Deficit)
                                             ----------  ----------  ----------  ----------  ----------  ----------   ----------
BALANCES, April 26, 2000                            --   $      --          --   $      --   $      --   $      --    $      --

Issuance of common stock
  to founders for cash                              --          --   1,200,000         120       1,380          --        1,500

Issuance of common stock
  to founders for services                          --          --     605,000          60         544          --          604

Issuance of common stock
  in private placement for
  cash held by attorney in
  trust account                                     --          --      85,000           9       2,542          --        2,551

Net loss for the period from
  inception, April 26, 2000,
  through December 31, 2000                         --          --          --          --          --      (2,780)      (2,780)
                                             ----------  ----------  ----------  ----------  ----------  ----------   ----------
BALANCES, December 31, 2000                         --          --   1,890,000         189       4,466      (2,780)       1,875

Issuance of common stock in
  private placement for cash
  held by attorney in trust                         --          --       5,000           1         149          --          150

Net loss for the year ended
  December 31, 2001                                 --          --          --          --          --      (6,479)      (6,479)
                                             ----------  ----------  ----------  ----------  ----------  ----------   ----------
BALANCES, December 31, 2001                         --          --   1,895,000         190       4,615      (9,259)      (4,454)

Net loss for the year ended
  December 31, 2002                                 --          --          --          --          --      (8,419)      (8,419)
                                             ----------  ----------  ----------  ----------  ----------  ----------   ----------
BALANCES, December 31, 2002                         --   $      --   1,895,000   $     190   $   4,615   $ (17,678)   $ (12,873)
                                             ==========  ==========  ==========  ==========  ==========  ==========   ==========

                                         See accompanying notes to financial statements.

                                                               F-4


                                                  VOYAGER ONE, INC.
                                          (A DEVELOPMENT-STAGE ENTERPRISE)

                                              STATEMENTS OF CASH FLOWS

                                                                                                  Period From Inception,
                                                                Year Ended         Year Ended     April 26,2000, Through
                                                              December 31, 2002  December 31, 2001  December 31, 2002
                                                              ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                  $        (8,419)   $        (6,479)   $       (17,678)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Issuance of common stock for services                               --                 --                604
       Increase (decrease) from changes in:
         Receivable from trust account                                    466              1,690                (80)
         Accounts payable and accrued expenses                          6,953              4,639             11,953
                                                              ----------------   ----------------   ----------------
                  Net cash used in operating activities                (1,000)              (150)            (5,201)
                                                              ----------------   ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Stock subscription payable                                         1,000                 --              1,000
     Cash proceeds held by attorney in trust account
     from the issuance of common stock                                     --                150              4,201
                                                              ----------------   ----------------   ----------------
                  Net cash provided by financing activities             1,000                150              5,201
                                                              ----------------   ----------------   ----------------
NET INCREASE (DECREASE) IN CASH                                            --                 --                 --
                                                              ----------------   ----------------   ----------------
CASH, BEGINNING OF PERIOD                                                  --                 --                 --
                                                              ----------------   ----------------   ----------------
CASH, END OF PERIOD                                           $            --    $            --    $            --
                                                              ================   ================   ================

                                   See accompanying notes to financial statements.

                                                         F-5

                                VOYAGER ONE, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH DECEMBER 31, 2002

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Voyager One, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of December 31, 2002.

         MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                VOYAGER ONE, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH DECEMBER 31, 2002

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

         In connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of December 31, 2002, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3.       RELATED-PARTY TRANSACTIONS

         During the years ended December 31, 2002 and 2001, the Company received legal services from a stockholder that aggregated $5,150 and $4,411, respectively. As of December 31, 2002, the Company owes the stockholder $9,075 for related services, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

4.       SUBSEQUENT EVENT

         The Company entered into a letter of intent with Silicon Film Technologies, Inc., an Illinois corporation ("Silicon") as of October 16, 2003. Pursuant to the terms of the letter of intent, the Company will acquire all of the outstanding shares of common stock of Silicon in exchange for the issuance of approximately 9.2 million shares of common stock of the Company. The letter of intent outlines the general intentions of the parties and is subject to the negotiation of the specific terms of the transaction and execution of the definite agreement between the Company and Silicon.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2002. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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

------------------------
* Less than 1%

(1) C/o Company's address: 2102 Business Center Drive, Suite 130, Irvine, California, 92612.

(2)      Based on 1,895,000 shares of Common Stock outstanding as of December
         31, 2002.

(3) Address: 610 Newport Center Drive, Suite 1400, Newport Beach, California, 92660.

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

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit Number      Description
--------------      -----------
3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1                 Form of Subscription Agreement executed by investors in the
                                   Private Placement*
31                  Certification of Chief Executive Officer and Chief
                           Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32                  Certification of Chief Executive Officer and Chief
                           Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

--------------------------------

* Previously filed with the Securities and Exchange Commission on Form 10-SB.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2002 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Voyager One, Inc.

                               By /s/ Gerry Martin
                                  --------------------------------------------
                                  Gerry Martin, President and
                                    Treasurer
                                  Date: 11/12/03

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ Gerry Martin
                                  --------------------------------------------
                                  Gerry Martin, President,
                                  Treasurer and Director
                                  Date: 11/12/03

                             By /s/ Patricia Heller
                                  --------------------------------------------
                                  Patricia Heller, Secretary
                                  and Director
                                  Date: 11/12/03