Form 10QSB
period 2003-03-31
VOYAGER ONE INC
filed 2003-11-14
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003.
                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.

                           Commission File No. 0-32737

                                Voyager One, Inc.
                                -----------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 3, 2003 there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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

                                  Voyager One, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      As of
                                                                  March 31, 2003
                                                                  --------------

Receivable from trust account (Note 2)                               $    80
                                                                     --------
           Total assets                                              $    80
                                                                     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                $11,953
Stock subscription payable (Note 2)                                    1,000
                                                                     --------

           Total liabilities                                          12,953
                                                                     --------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                    --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 1,895,000 shares issued and outstanding            190
       Additional paid-in capital                                      4,615
       Deficit accumulated during the development stage              (17,678)
                                                                     --------

           Total stockholders' equity (deficit)                      (12,873)
                                                                     --------

           Total liabilities and stockholders' equity
              (deficit)                                              $    80
                                                                     ========

            See accompanying notes to condensed financial statements.


                                           Voyager One, Inc.
                                 (A DEVELOPMENT-STAGE ENTERPRISE)

                                     STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                                              Period From Inception,
                                                                                  April 26, 2000,
                                          Three Months Ended Three Months Ended      Through
                                            March 31, 2003     March 31, 2002     March 31, 2003
                                           ----------------   ----------------   ----------------
General and administrative expenses        $            --    $           410    $        17,678
                                           ----------------   ----------------   ----------------

    LOSS BEFORE TAXES                                   --              (410)            (17,678)

Provision for income taxes                              --                 --                 --
                                           ----------------   ----------------   ----------------

    NET LOSS                               $            --   $          (410)   $        (17,678)
                                           ================   ================   ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                      1,895,000          1,892,500          1,893,000
                                           ================   ================   ================

NET LOSS PER SHARE                         $           0.00    $          0.00    $          0.00
                                           ================   ================   ================

                     See accompanying notes to condensed financial statements.

                                                4


                                                   Voyager One, Inc.
                                         (A DEVELOPMENT-STAGE ENTERPRISE)

                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                             Period From Inception,
                                                                                               April 26, 2000,
                                                        Three Months Ended Three Months Ended      Through
                                                           March 31, 2003     March 31, 2002     March 31, 2003
                                                          ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                              $            --   $          (410)   $        (17,678)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Issuance of common stock for services                         --                 --                604
    Increase (decrease) from changes in:
         Receivable from trust account                                 --                334               (80)
         Accounts payable and accrued expenses                         --                 76             11,953
                                                          ----------------   ----------------   ----------------

                  Net cash used by operating activities                --                 --            (5,201)
                                                          ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Stock subscription payable                                         --                 --              1,000
    Cash proceeds held by attorney in trust
      account from the issuance of common stock                        --                 --              4,201
                                                          ----------------   ----------------   ----------------

                  Net cash provided by financing activities            --                 --              5,201
                                                          ----------------   ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                        --                 --                 --
                                                          ----------------   ----------------   ----------------

CASH, BEGINNING OF PERIOD                                              --                 --                 --
                                                          ----------------   ----------------   ----------------

CASH, END OF PERIOD                                       $            --    $            --    $            --
                                                          ================   ================   ================

                            See accompanying notes to condensed financial statements.

                                                        5

                                  Voyager One, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 26, 2000, THROUGH MARCH 31, 2003

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Voyager One, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of March 31, 2003.

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

                                VOYAGER ONE, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH MARCH 31, 2003

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

         In connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of March 31, 2003, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3.       RELATED-PARTY TRANSACTIONS

         During the years ended December 31, 2002 and 2001, the Company received legal services from a stockholder that aggregated $5,150 and $4,411, respectively. As of March 31, 2003, the Company owes the stockholder $9,075 for related services, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

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

Expenses for the Three Months Ended March 31, 2003

         Expenses for the three months ended March 31, 2003 were $0 as compared to $410 for the same period ending March 31, 2002. No expenses were incurred during the quarter ended March 31, 2003, while the 2002 period expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's quarterly public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses,including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the effectiveness of disclosure controls and procedures based on their evaluation of such controls and procedures as of the end of the period covered by this report.

         (b) Changes in internal controls.  None.

         (c) Asset-Backed Issuers.  Not applicable.

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

    Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-oxley Act

    Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-oxley Act

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Voyager One, Inc.

                              By: \s\ Gerry Martin
                                 --------------------------------------
                                 Gerry Martin, President and Treasurer

                                 Dated:   November 14, 2003