Form 10QSB
period 2003-06-30
VOYAGER ONE INC
filed 2003-11-14
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003.
                                       or

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

          2102 BUSINESS CENTER DR., SUITE 130, IRVINE, CALIFORNIA 92612
          -------------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number: (949) 253-4675
                           --------------

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes    No   X
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

                                Voyager One, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      As of
                                                                  June 30, 2003
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


                                                         Voyager One, Inc.
                                                (A DEVELOPMENT-STAGE ENTERPRISE)

                                                    STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                                                                                                      Period From
                                                                                                                        Inception,
                                                                                                                     April 26, 2000,
                                     Three Months Ended Three Months Ended   Six Months Ended   Six Months Ended         Through
                                       June 30, 2003     June 30, 2002        June 30, 2003       June 30, 2002       June 30, 2003
                                      ----------------   ----------------    ----------------   ----------------    ----------------
General and administrative expenses   $            --    $         5,368     $            --    $         5,778     $        17,678
                                      ----------------   ----------------    ----------------   ----------------    ----------------

    LOSS BEFORE TAXES                              --             (5,368)                 --             (5,778)            (17,678)

Provision for income taxes                         --                 --                  --                 --                  --
                                      ----------------   ----------------    ----------------   ----------------    ----------------

    NET LOSS                          $            --    $        (5,368)                 --             (5,778)    $       (17,678)
                                      ================   ================    ================   ================    ================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   1,895,000          1,895,000           1,895,000          1,893,000           1,893,500
                                      ================   ================    ================   ================    ================

NET LOSS PER SHARE                    $          0.00    $          0.00     $          0.00    $          0.00     $          0.00
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

                                                               4


                                                Voyager One, Inc.
                                         (A DEVELOPMENT-STAGE ENTERPRISE)

                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                           Period From Inception,
                                                                                               April 26, 2000,
                                                        Six Months Ended   Six Months Ended       Through
                                                           June 30, 2003     June 30, 2002     June 30, 2003
                                                          ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                              $            --    $        (5,778)   $       (17,678)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Issuance of common stock for services                         --                 --                604
    Increase (decrease) from changes in:
         Receivable from trust account                                 --                300                (80)
         Accounts payable and accrued expenses                         --              4,478             11,853
                                                          ----------------   ----------------   ----------------

                  Net cash used by operating activities                --                 --             (5,201)
                                                          ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Stock subscription payable                                         --                 --              1,000
    Cash proceeds held by attorney in trust
      account from the issuance of common stock                        --                 --              4,201
                                                          ----------------   ----------------   ----------------

                  Net cash provided by financing activities            --                 --              5,201
                                                          ----------------   ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                        --                 --                 --
                                                          ----------------   ----------------   ----------------

CASH, BEGINNING OF PERIOD                                              --                 --                 --
                                                          ----------------   ----------------   ----------------

CASH, END OF PERIOD                                       $            --    $            --    $            --
                                                          ================   ================   ================

                            See accompanying notes to condensed financial statements.

                                                        5

                                Voyager One, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 26, 2000, THROUGH June 30, 2003

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         BUSINESS

         Voyager One, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of June 30, 2003.

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

                                VOYAGER ONE, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH JUNE 30, 2003

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

         In connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of June 30, 2003, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3.       RELATED-PARTY TRANSACTIONS

         During the years ended December 31, 2002 and 2001, the Company received legal services from a stockholder that aggregated $5,150 and $4,411, respectively. As of June 30, 2003, the Company owes the stockholder $9,075 for related services, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

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

Expenses for the Six and Three Months Ended June 30, 2003 and 2002

         Expenses for the six and three months ended June 30, 2003 were $0 as compared to $5,778 and $5,368, respectively, for the same periods ended June 30, 2002. No expenses were incurred during the quarter ended June 30, 2003, while the 2002 period expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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
    Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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

                                 Dated: November 14, 2003