Form 10QSB
period 2003-09-30
VOYAGER ONE INC
filed 2003-11-14
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2003.
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 31, 2003, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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

                                Voyager One, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                       As of
                                                                  Sept. 30, 2003
                                                                  --------------

Receivable from trust account (Note 2)                               $    80
Prepaid expenses                                                         222
                                                                     --------

           Total assets                                              $   302
                                                                     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                $10,925
Stock subscription payable (Note 2)                                    1,000
Loan payable (Note 3)                                                  1,250
                                                                     --------

           Total liabilities                                          13,175
                                                                     --------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                    --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 1,895,000 shares issued and outstanding            190
       Additional paid-in capital                                      4,615
       Deficit accumulated during the development stage              (17,678)
                                                                     --------

           Total stockholders' equity (deficit)                      (12,873)
                                                                     --------

           Total liabilities and stockholders' equity
              (deficit)                                              $   302
                                                                     ========

            See accompanying notes to condensed financial statements.


                                                        Voyager One, Inc.
                                                (A DEVELOPMENT-STAGE ENTERPRISE)

                                                    STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                                                                                                      Period From
                                                                                                                        Inception,
                                                                                                                     April 26, 2000,
                                     Three Months Ended Three Months Ended   Nine Months Ended  Nine Months Ended         Through
                                       Sept. 30, 2003     Sept. 30, 2002      Sept. 30, 2003      Sept. 30, 2002     Sept. 30, 2003
                                      ----------------   ----------------    ----------------   ----------------    ----------------
General and administrative expenses   $            --   $          1,580     $            --    $         7,358     $        17,678
                                      ----------------   ----------------    ----------------   ----------------    ----------------

    LOSS BEFORE TAXES                              --             (1,580)                 --             (7,358)            (17,678)

Provision for income taxes                         --                 --                  --                 --                  --
                                      ----------------   ----------------    ----------------   ----------------    ----------------

    NET LOSS                          $            --    $        (1,580)    $            --    $        (7,358)      $     (17,678)
                                      ================   ================    ================   ================    ================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   1,895,000          1,895,000           1,895,000          1,893,000           1,893,500
                                      ================   ================    ================   ================    ================

NET LOSS PER SHARE                    $          0.00    $          0.00     $          0.00    $          0.00     $          0.00
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

                                                               4


                                                 Voyager One, Inc.
                                         (A DEVELOPMENT-STAGE ENTERPRISE)

                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                           Period From Inception,
                                                                                               April 26, 2000,
                                                        Nine Months Ended   Nine Months Ended      Through
                                                          Sept. 30, 2003     Sept. 30, 2002     Sept. 30, 2003
                                                          ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                              $            --    $       (7,358)      $    (17,678)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Issuance of common stock for services                         --                 --               604
    Increase (decrease) from changes in:
         Receivable from trust account                                 --                467               (80)
         Prepaid expense                                             (222)                --              (222)
         Accounts payable and accrued expenses                     (1,028)             5,891             10,925
                                                          ----------------   ----------------   ----------------

                  Net cash used by operating activities            (1,250)             1,000             (6,451)
                                                          ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from loans payable (Note 3)                            1,250                 --              1,250
    Stock subscription payable                                         --              1,000              1,000
    Cash proceeds held by attorney in trust
      account from the issuance of common stock                        --                 --              4,201
                                                          ----------------   ----------------   ----------------

                  Net cash provided by financing activities         1,250              1,000              6,451
                                                          ----------------   ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                        --                 --                --
                                                          ----------------   ----------------   ----------------

CASH, BEGINNING OF PERIOD                                              --                 --                --
                                                          ----------------   ----------------   ----------------

CASH, END OF PERIOD                                       $            --    $            --    $           --
                                                          ================   ================   ================

                            See accompanying notes to condensed financial statements.

                                                        5

                                Voyager One, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH SEPTEMBER 30, 2003

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Voyager One, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of September 30, 2003.

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

                                VOYAGER ONE, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH SEPTEMBER 31, 2003

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

         In connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of September 30, 2003, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3.       RELATED-PARTY TRANSACTIONS

         During the years ended December 31, 2002 and 2001, the Company received legal services from a stockholder that aggregated $5,150 and $4,411, respectively. As of September 30, 2003, the Company owes the stockholder $9,075 for related services, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

         During the quarter ended September 30, 2003, shareholders of the Company loaned the Company $1,250. Such loan is not subject to a formal agreement, is not collateralized, does not bear interest, and has no stated repayment terms.

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

Expenses for the Nine and Three Months Ended September 30, 2003 and 2002

         Expenses for the nine and three months ended September 30, 2003 were $1,580 and $1,580, respectively, as compared to $7,358 and $7,358, respectively, for the same periods ended September 30, 2002. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the effectiveness of disclosure controls and procedure based on their evaluation of such controls and procedures as of the end of the period covered by this report.

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

         No reports on Form 8-K were filed during the quarter ended September 30, 2003.

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