Form 10KSB
period 2003-12-31
VOYAGER ONE INC
filed 2004-03-30
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2003

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           Commission File No. 0-32737

                                Voyager One, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-049002272
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

859 West End Court, Suite I,     Vernon Hills, IL             60061
---------------------------------------------------------     --------
     Address of principal executive office                    Zip Code

Issuer's telephone number: (847) 984-6200
                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.0001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [ ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for Fiscal Year ended December 31, 2003 were $0.00.

As of December 31, 2003, 1,895,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 90,000 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1.  Description of Business.
         -----------------------

         Voyager One, Inc. (the "Company") was incorporated under the laws of the state of Nevada in April, 2000. The Company's corporate offices are located at 859 West End Court, Suite I, Vernon Hills, IL 60061; telephone (847) 984-6200. The Company's previous address was 2102 Business Center Drive, Suite 130, Irvine, California 92612. The Company was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

         The Company had no operating business in fiscal year 2003. The Company did not intend to develop its own operating business but instead was seeking to effect a merger (a "Merger") with a corporation which owned an operating business and wished to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company in fiscal year 2003 involved seeking a Merger Target.

         As of February 25, 2004, the Company acquired Silicon Film Technologies, Inc., an Illinois corporation ("Silicon") in exchange for 8,597,400 newly issued "restricted" shares of common voting stock of the Company and 625,000 "restricted" Series A Preferred Stock shares to the Silicon shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Agreement") by and between the Company, Silicon and Silicon shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,298,400 shares of common stock. Each eight (8) shares of Silicon Class A Common Stock have been exchanged for one (1) share of the Company's Common Stock and each eight (8) shares of Silicon Class B Common Stock have been exchanged for one (1) share of the Company's Series A Preferred Stock (based on the total issuance of 8,597,400 the Company's shares of Common Stock). Each share of newly issued Company's Series A Preferred Stock is entitled to one hundred (100) votes per one Series A Preferred Share. Following the closing of the transaction, there were 9,375,000 shares of the Company's Common Stock outstanding and 625,000 shares of the Company's Series A Preferred Stock outstanding. Immediately prior to the closing, there were 777,600 shares issued and outstanding (including 181,000 shares approved for issuance but not recorded as issued on the books of the transfer agent).

         Silicon is in the business of developing a solution for the approximately 73 million 35mm SLR camera owners who are looking for a viable digital solution method without having to discard their present equipment. The principal key in achieving this objective involves our design, development, and sale of electronic film hardware and software products for digital imaging applications. Silicon is uniquely positioned for success based upon its development of a first-of-its-kind technology that enables a conventional 35mm single lens reflex (SLR) camera to capture, store, and transfer digital images without any modification to the camera. Silicon believes that its electronic film system (EFS) and other products are uniquely positioned to become industry standards among users desiring the functionality of both conventional and digital photography. Silicon's growth is expected to be driven by the rapid proliferation of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture, robust marketing and manufacturing strategies, and a talented management and product development team.

         Pursuant to the Agreement, the Board of Directors of the Company resigned and was replaced with the designees of Silicon set forth in Part III,
Item 9, effective approximately on the tenth day following the mailing of the informational statement on Schedule 14 F-1, and the current officers resigned upon the closing of the transactions contemplated in the Agreement, February 25, 2004. The current sole director of the Company prior to the Closing was Gerry Martin.

         In fiscal year 2003, the Board of Directors has elected to begin implementing the Company's principal business purpose, which was at that time to locate a Merger Target and consummate a Merger.

         In addition, Gerry Martin and Patricia Heller, the Company's officers and directors, who served, respectively, until February 2004 and January 2004, serve as the directors and officers of eight other companies (identified in Part III, Item 9 below)that contemplate the same business activities as the Company did and thus competed directly with the Company. As a result, there may have been a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Mr. Martin's and Ms. Heller's business associations with multiple companies they had and will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's and Ms. Heller's fiduciary duty.

Item 2.  Description of Property
         -----------------------

         The Company neither owned nor leased any real property in fiscal 2003. Pursuant to an oral agreement with Gerry Martin, the Company's majority stockholder as of December 31, 2003, officer and director, the Company utilized the office space of Mr. Martin's company as its principal executive office, at no charge to the Company. Such office was located at 2102 Business Center Drive, Suite #130, Irvine, California 92612. Following the closing of the transaction with Silicon Film Technologies, Inc. in February, 2004, the Company's principal executive offices are located at 859 West End Court, Suite I, Vernon Hills, IL 60061.

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

         No matter was submitted to a vote of stockholders in the fourth quarter of 2003.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters
         ------------------------------------------------------------------

NO PUBLIC MARKET

         The Company's Common Stock is currently not traded on any public trading market. Management intends to file an application with National Association of Securities Dealers, Inc. to initiate the quotation of its common stock on NASD's over-the-counter market (the "Bulletin Board") pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. No assurances can be given that NASD will approve the Company's application.

         The authorized capital stock of the Company consists of 15,000,000 shares, of which 10,000,000 shares have been designated Common Stock, $0.0001 par value, and 5,000,000 shares of Preferred Stock, $0.0001 par value. At December 31, 2003, there were 1,895,000 shares of Common Stock outstanding and held of record by 21 stockholders. Following the closing of the Company's transaction with Silicon Film Technologies, there were 9,375,000 shares of the Company's Common Stock outstanding and 625,000 shares of the Company's Series A Preferred Stock outstanding. In addition, in January 2004, the Company approved the amendment to its articles of incorporation increasing its authorized capital stock to up to 200 million shares of common stock. The Company anticipated that such amendment will be filed in March of 2004.

DIVIDENDS

         The Company does not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

SHARES ELIGIBLE FOR FUTURE SALE

         Out of the total of 1,895,000 shares of Common Stock outstanding as of December 31, 2003, 90,000 shares of the Company's Common Stock may be eligible for sale under Rule 144 or 144 (k) ("Rule 144") promulgated under the Securities Act (two years from the date of issuance in July/August, 2000). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

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

General

         In fiscal year 2003, our plan was to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

         Selecting a Merger Target was complex and involved a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of being a publicly-traded corporation. Many potential Merger Targets are in industries that have essentially not presented well in the conventional IPO market, regardless of their financial success, and suffer from low initial valuations. The perceived benefits of being a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which renders the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

         We offered owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, we have not conducted any specific market research and we are not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

Transaction with Silicon Film Technologies, Inc.

         As of February 25, 2004, the Company acquired Silicon Film Technologies, Inc., an Illinois corporation ("Silicon") in exchange for 8,597,400 newly issued "restricted" shares of common voting stock of the Company and 625,000 "restricted" Series A Preferred Stock shares to the Silicon shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Agreement") by and between the Company, Silicon and Silicon shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,298,400 shares of common stock. Each eight (8) shares of Silicon Class A Common Stock have been exchanged for one (1) share of the Company's Common Stock and each eight (8) shares of Silicon Class B Common Stock have been exchanged for one (1) share of the Company's Series A Preferred Stock (based on the total issuance of 8,597,400 the Company's shares of Common Stock). Each share of newly issued Company's Series A Preferred Stock is entitled to one hundred (100) votes per one Series A Preferred Share. Following the closing, there were 9,375,000 shares of the Company's Common Stock outstanding and 625,000 shares of the Company's Series A Preferred Stock outstanding. Immediately prior to the Closing, there were 777,600 shares issued and outstanding (including 181,000 shares approved for issuance but not recorded as issued on the books of the transfer agent).

         Silicon is in the business of developing a solution for the approximately 73 million 35mm SLR camera owners who are looking for a viable digital solution method without having to discard their present equipment. The principal key in achieving this objective involves our design, development, and sale of electronic film hardware and software products for digital imaging applications. Silicon is uniquely positioned for success based upon its development of a first-of-its-kind technology that enables a conventional 35mm single lens reflex (SLR) camera to capture, store, and transfer digital images without any modification to the camera. Silicon believes that its electronic film system (EFS) and other products are uniquely positioned to become industry standards among users desiring the functionality of both conventional and digital photography. Silicon's growth is expected to be driven by the rapid proliferation of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture, robust marketing and manufacturing strategies, and a talented management and product development team.

         Pursuant to the Agreement, the Board of Directors of the Company resigned and was replaced with the designees of Silicon set forth in Part III,
Item 9, effective approximately on the tenth day following the mailing of the informational statement on Schedule 14 F-1, and the current officers resigned upon the closing of the transactions contemplated in the Agreement, February 25, 2004 (the "Closing"). The current sole director of the Company prior to the Closing was Gerry Martin.

         As of the Closing date, there were 9,375,000 shares issued and outstanding. In addition, there were 625,000 shares of Series A Preferred Stock issued and outstanding as of the date of the Closing. Holders of shares of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of shares of Series A Preferred Stock are entitled to one hundred votes for each share on all matters to be voted on by the stockholders.

Selection and Evaluation of Merger Targets

         Our management, which in fiscal year 2003,consisted of Mr. Martin and Ms. Heller, had complete discretion and flexibility in identifying and selecting a prospective Merger Target with the assistance of our legal counsel or other consultants, as we deemed necessary.

         In connection with its evaluation of a prospective Merger Target, management conducted a due diligence review which encompassed, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which was made available to us.

         Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the nature of the specific acquisition. We filed Form 8-K in March, 2004 with respect to the acquisition of Silicon.

         We sought our Merger Targets from all known sources and anticipated that various prospective Merger Targets would be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, director and his affiliates. We did not plan to and we did not pay a finder's fee or commission to our current officer and director or any entity with which he is affiliated for such service.

         In analyzing prospective Merger Targets, management considered, among other factors, such matters as;

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

         o        name recognition.
                                        5

         There can be no assurance that the return on an investment in our securities will be realized, and or that there will be a market for the Company's stock.

Tax Considerations in Structuring of a Merger

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Mergers. We typically evaluate the possible tax consequences of any prospective Merger and we endeavor to structure a Merger so as to achieve the most favorable tax treatment to us, the Merger Target and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Merger. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Merger, there may be adverse tax consequences to us, the Merger Target and our respective stockholders.

Merger Target

         We were subject to intense competition in the business of seeking a Merger with a Merger Target. Such competition is from other entities having business strategies similar to ours. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us.

Equipment and Employees

         In fiscal year 2003, we had no operating business and thus no equipment and no employees other than our president, who does not receive a salary.

Expenses for Years Ended December 31, 2003 and 2002

         Net loss for the twelve months ended December 31, 2003 was ($20,931) compared to ($8,419) for the fiscal year ended December 31, 2002. Net cash provided from financing activities for the twelve months ended December 31, 2003 was $11,250 compared to $1,000 for the fiscal Year ended December 31, 2002. During the twelve months ended December 31, 2002, the Company had no revenues. The Company received a loan from a related party in the amount of 11,250.

         The expenses of $20,931 for the twelve months ended December 31, 2003 and $8,419 for the fiscal year ended December 31, 2002, resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. The Company incurred substantial expenses, including expenses for professional and other services in January and February of 2004 in connection with its acquisition of Silicon.

Item 7.  Financial Statements
         --------------------

         See the Financial Statements and related Independent Auditors' Report included herewith as pages F-1 through F-8.

                                                    AUDITED FINANCIAL STATEMENTS

                                                               VOYAGER ONE, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)

                                                        As of December 31, 2003,
                                     the Years Ended December 31, 2003 and 2002,
                                  and the Period from Inception, April 26, 2000,
                                                       through December 31, 2003

                                VOYAGER ONE, INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT OF MENDOZA BERGER & CO., LLP                    F-1

INDEPENDENT AUDITORS' REPORT OF HASKELL & WHITE LLP                          F-2

FINANCIAL STATEMENTS

       Balance Sheet                                                         F-3

       Statements of Operations                                              F-4

       Statements of Stockholders' Equity (Deficit)                          F-5

       Statements of Cash Flows                                              F-6

       Notes to Financial Statements                                         F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Voyager One, Inc.

We have audited the accompanying balance sheet of Voyager One, Inc. (a development stage company) (the Company) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Voyager One, Inc. as of December 31, 2002 and for the period from inception (April 26, 2000) through December 31, 2002 were audited by another auditor, whose report dated October 9, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 1 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Voyager One, Inc. as of December 31, 2003 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is presently a shell company, has no operations and limited resources, which raises substantial doubt as to its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP

Irvine, California
March 12, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Director and Stockholders
Voyager One, Inc.

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002 of Voyager One, Inc. (a Development-Stage Enterprise) (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                         /s/ HASKELL & WHITE LLP
                                                HASKELL & WHITE LLP

October 9, 2003

                                VOYAGER ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                                                                    DECEMBER 31,
                                                                            2003
                                                                  --------------

ASSETS
     Current assets
Cash held in trust account                                        $          80
                                                                  --------------
     Total assets                                                 $          80
                                                                  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                  $      21,634
Loan from related party                                                  11,250
                                                                  --------------

     Total current liabilities                                           32,884

     Shareholders' equity
Preferred stock (par value $0.0001) 5,000,000 shares
  authorized none issued                                                     --
Common stock (par value $0.0001) 10,000,000 shares authorized;
  1,895,000 shares issued and outstanding at December 31, 2003
                                                                            190
Paid in capital                                                           4,615
Stock subscribed not issued 20,000 shares                                 1,000
Deficit accumulated during development stage                            (38,609)
                                                                  --------------

     Total shareholders' equity (deficit)                               (32,804)
                                                                  --------------

     Total liabilities and shareholders' equity                   $          80
                                                                  ==============

       The accompanying notes to financial statements are an integral part of this statement


                                VOYAGER ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
            CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO DECEMBER 31, 2003

                                                                      CUMULATIVE FROM
                                                                         INCEPTION
                                           FOR THE YEAR   FOR THE YEAR    APRIL 26,
                                              ENDED          ENDED         2000 TO
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2003           2002           2003
                                           ------------   ------------   ------------
Income                                     $        --    $        --    $        --

Accounting and auditing fees                     9,321          2,010         13,378
Legal fees                                      10,000          5,150         21,124
Corporate registration fees                      1,610          1,259          4,107
                                           ------------   ------------   ------------
Total expenses                                  20,931          8,419         38,609
                                           ------------   ------------   ------------

Loss before income taxes                       (20,931)        (8,419)       (38,609)
Income taxes                                        --             --             --
                                           ------------   ------------   ------------
Net loss                                   $   (20,931)   $    (8,419)   $   (38,609)
                                           ============   ============   ============

Net loss per share                         $    (0.011)   $    (0.004)
                                           ============   ============
Weighted average number of common shares
outstanding                                  1,895,000      1,895,000
                                           ============   ============

 The accompanying notes to financial statements are an integral part of this statement

                                        F-4


                                                          VOYAGER ONE, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENT OF SHAREHOLDERS' EQUITY
                                         FROM INCEPTION APRIL 26, 2000 TO DECEMBER 31, 2003

                                                           COMMON STOCK                                 Deficit
                                     --------------------------------------------------------------    accumulated         Total
                                                          Par         Additional         Stock           during        stockholders'
                                       Number of         value          Paid-in        subscribed      development        Equity
                                         shares         $(0.001)        capital        not issued        stage          (deficit)
                                     --------------  --------------  --------------  --------------  --------------   --------------
Common stock issued to founders
  for cash April 26, 2000                1,200,000   $         120   $       1,380    $         --   $          --    $       1,500

Common stock issued to founders
  for legal services                       605,000              60             544              --              --              604

Issuance of common shares for cash          85,000               9           2,542              --              --            2,551

Net loss during period                          --              --              --              --          (2,780)          (2,780)
                                     --------------  --------------  --------------  --------------  --------------   --------------
Balance at December 31, 2000             1,890,000             189           4,466              --          (2,780)           1,875

Issuance of common shares for cash           5,000               1             149              --              --              150

Net loss                                        --              --              --              --          (6,479)          (6,479)
                                     --------------  --------------  --------------  --------------  --------------   --------------
Balance at December 31, 2001             1,895,000             190           4,615              --          (9,259)          (4,454)

Stock subscribed not issued
   20,000 shares                                --              --              --           1,000              --            1,000

Net loss                                        --              --              --              --          (8,419)          (8,419)
                                     --------------  --------------  --------------  --------------  --------------   --------------
Balance at December 31, 2002             1,895,000             190           4,615           1,000         (17,678)         (11,873)

Net loss                                        --              --              --              --         (20,931)         (20,931)
                                     --------------  --------------  --------------  --------------  --------------   --------------
Balance at December 31, 2003             1,895,000   $         190   $       4,615   $       1,000   $     (38,609)   $     (32,804)
                                     ==============  ==============  ==============  ==============  ==============   ==============

                        The accompanying notes to financial statements are an integral part of this statement

                                                                               F-5


                                        VOYAGER ONE, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
                  CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO DECEMBER 31, 2003
                                                                                 CUMULATIVE FROM
                                                                                     INCEPTION
                                                     FOR THE YEAR   FOR THE YEAR     APRIL 26,
                                                         ENDED          ENDED         2000 TO
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                          2003           2002           2003
                                                      ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                       $   (20,931)   $    (8,419)   $   (38,609)
     Adjustment to reconcile net (loss) to net cash
     Shares issued for legal and filing services               --             --            604

Increase (decrease) in operating liabilities-
    Accounts payable                                        9,681          6,953         21,634
                                                      ------------   ------------   ------------
Cash flow from operating activities                       (11,250)        (1,466)       (16,371)

CASH PROVIDED FROM FINANCING ACTIVITIES
     Loan from related party                               11,250             --         11,250
     Stock subscribed                                          --          1,000          1,000
     Proceeds from sale of stock                               --             --          4,201
                                                      ------------   ------------   ------------
     Total provide from financing activities               11,250          1,000         16,451

Net increase (decrease) in cash                                --           (466)            80

Cash balance at beginning of period                            80            546             --
                                                      ------------   ------------   ------------

Cash balance at end of year                           $        80    $        80    $        80
                                                      ============   ============   ============

      The accompanying notes to financial statements are an integral part of this statement

                                               F-6

                                VOYAGER ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
        FOR THE PERIOD FROM INCEPTION APRIL 26, 2000 TO DECEMBER 31, 2003

BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Business
         --------

         Voyager One, Inc. ("the Company") is a Nevada corporation incorporated April 26, 2000. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no business activity to date.

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (April 26, 2000), sustained losses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

         Summary of significant accounting policies
         ------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The Company is expensing all start up expenses in accordance with AICPA Statements of Position 98-5.

         The Company uses the asset and liability method of accounting for income taxes. The Company has not recorded the tax benefit of the net operating loss carry-forward since realization is not certain.

         Earnings per share is computed using the weighted average number of common shares outstanding. The Company has no shares that are dilutive.

INCOME TAXES

         The components of the deferred tax asset is as follows:

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
         Deferred tax assets:
             Net operating loss carry-forward        $    13,000    $     5,900
             Valuation allowance                         (13,000)        (5,900)
                                                     ------------   ------------

         Net deferred tax assets                     $        --    $        --
                                                     ============   ============

         The Company had available approximately $38,000 and $17,000 of unused Federal net operating loss carry-forwards at December 31, 2003 and 2002, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2023. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003 and 2002, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
         Statutory federal tax (benefit) rate             (34.0)%       (34.0)%
         Valuation allowance                               34.0%         34.0%
                                                     ------------   ------------
         Effective income tax rate                         0.00%          0.00%
                                                     ============   ============

EQUITY TRANSACTIONS

         In April 2000, the Company issued 1,200,000 shares of common stock to its president in exchange for cash of $1,500. The Company also issued 5,000 shares of its common stock to a director in exchange for services rendered. Management deemed such services to have a nominal value.

         In April 2000, the Company issued 600,000 shares of common stock in exchange for legal services valued at $604.

         In connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,701. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. The related un-expended cash proceeds are held by the Company's legal counsel in a trust account.

RELATED-PARTY TRANSACTIONS

         During the years ended December 31, 2003 and 2002, the Company received legal services from a stockholder that aggregated $10,000 and $5,150 respectively. As of December 31, 2003, the Company owes the stockholder $9,075 for related services, and such amount is included in accounts payable in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account.

         The officers and directors of the Company receive no compensation for Company activity and the Company has reflected no expense in the statement of operations.

         The Company has no rented office space but uses the offices of one of the shareholders at no cost to the Company.

         The loan from Silicon Film Technologies, Inc. ("Silicon") is not evidenced by a note, bears no interest and is due on demand.

SUBSEQUENT EVENT

         Effective January 5, 2004 the Company's Board of Directors passed a resolution to amend the Articles of Incorporation authorizing an increase in common stock to 200,000,000 shares from 10,000,000 shares.

         The Company entered into and executed an "Agreement and Plan of Reorganization" with Silicon Film Technologies, Inc., an Illinois Corporation ("Silicon") as of February 25, 2004. Pursuant to the terms of the agreement, the Company acquired all of the outstanding shares of common Class A shares (68,779,200) and Class B shares (5,000,000) of Silicon in exchange for the issuance 8,597,400 shares of Voyager Common shares and 625,000 Series A Voyager Preferred shares. Each eight shares of Silicon Class A shares was exchanged for one share of Voyager common stock and eight shares of Silicon Class B shares was exchanged for one Voyager Series A Preferred stock. Prior to the execution of the agreement two Voyager stockholders cancelled 1,298,400 shares to facilitate the agreement. Voyager issued 181,000 shares of common stock for services concurrent with the merger.

         As a result of the agreement the shareholders of Silicon own 92% of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         None in fiscal year 2003. In February, 2004, the Board of Directors of the Company determined that it was in the best interest of the Company to change its auditors, Haskell & White LLP. to Mendoza Berger & Company, LLP.

During the Company's fiscal years 2001-2002, and during the interim period from January 1, 2003 through the date February 23, 2004, there have been no past disagreements between the Company and Haskell & White LLP., on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

The audit reports provided by the Company's auditors, Haskell & White LLP. for the fiscal years ended December 31, 2001 and 2002 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles, except as follows:

Haskell & White LLP. reports on the Company's financial statements for the fiscal years ended December 31, 2001 and December 31, 2002, contained an explanatory paragraph stating that:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is presently a shell company and has no operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

The Board of Directors approved the appointment of Mendoza Berger & Company, LLP of Irvine, California as its new auditors in February, 2004. During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with Mendoza Berger & Company, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events required to be disclosed under Items 304 (a) (2) (i) and (ii) of Regulation S-B.

Item 8a. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2003 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and executive officers of the Company:

Name                     Age       Title
----                     ---       ------

Gerry Martin             49        President, Treasurer and Director
Patricia M. Heller       54        Secretary

         GERRY MARTIN, has been an officer and director of the Company from its inception until February, 2004. Mr. Martin is a president and owner of CMI, Inc., and has been involved in investment banking for 26 years. He has raised over $350,000,000 for emerging growth companies in the areas of debt and equity through his referral relationships with companies like Trenwith Securities, Tucker Federal and Roth Capital.

         PATRICIA HELLER, has been an officer of each of the Company (and its former director) until January 2004. Ms. Heller has been a secretary and paralegal in the area of corporate, securities and transnational law for the last 30 years. Ms. Heller received her Paralegal Certificate from the University of California, Irvine.

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

Following the closing of the acquisition of Silicon Film Technologies, Inc., the Company's officers and directors resigned and the new officers and directors were appointed.

Set forth below are the names of the two persons who currently constitute the Board of Directors, together with information concerning each person. Each elected director will serve until the Company's next annual meeting of shareholders or until his successor shall be duly elected and shall qualify.

         JOHN LICHTER, age 44, has served as CEO of Silicon since its inception in 2003. Throughout his 25 years of experience, Mr. Lichter has successfully improved the profitability and productivity of the engineering/manufacturing processes as an Independent Engineering Consultant. Mr. Lichter founded Quest Manufacturing, Incorporated in 1997 as the culmination of his experience and knowledge in manufacturing and development processes. Mr. Lichter has also held Executive Management positions in several other corporations in the engineering and manufacturing industries including Knight Components, Incorporated, an offshore electronic, electro-mechanical sourcing company, Reason Products, a provider of engineering services and patented products to the mobile communications and portable computing markets, JT Global, a minority owned electro-mechanical contract manufacturing company, and VQC, a business property holding company.

         SEBASTIEN DUFORT, age 35, has been with Silicon since its inception in 2003. Mr. DuFort has extensive money management background both on the institutional and retail sides of the business. Has held position of Managing Director of a boutique money management firm that covered an extensive portion of the financial services industry including raising capital for private companies and benefits services.

         The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

         The Company has not adopted yet the code of ethics for its chief Chief Executive Officer and Chief Financial Officer following the acquisition with Silicon Film Technologies, Inc., but intends to adopt the code of ethics on its next meeting of the Board of Directors.

EXECUTIVE OFFICERS

         Mr. Lichter currently serves as the Company's Chief Executive Officer and Acting Secretary and Mr. DuFort serves as the Company's President and Acting Chief Financial Officer.

Item 10.  Executive Compensation
          ----------------------

         Gerry Martin and Patricia Heller were the officers and directors of the Company in fiscal year 2003. Neither one of them receives any compensation for their respective services as the directors and/or officers of the Company, however, in April, 2000, the Company issued 5,000 shares of common stock for secretarial services to Ms. Heller.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth the beneficial ownership of the Company's Common Stock and Preferred Stock as of February 25, 2004, following the acquisition of Silicon Film Technologies, Inc. by the Company, by each person known to the Company to own more than five percent (5%) of the Company's Common Stock and by each of the Company's current directors and nominees for election as directors, and by all directors and officers of the Company as a group. The table has been prepared based on information provided to the Company by each shareholder.

COMMON STOCK

                                           AMOUNT AND NATURE
NAME AND                                   OF BENEFICIAL              PERCENT
ADDRESS                                    OWNERSHIP (1)            OF CLASS (1)
-------                                    -------------            ------------

John Lichter (1)                           3,022,980
Chief Executive Officer,                   Indirect (2)                32.25%
Acting Secretary and Director

Sebastien DuFort (1)                       2,772,855 (3)               29.58%
President, Acting Chief                    Direct
Financial Officer and Director

Gerry Martin(4)                            167,200                         *%
former Director,                           Direct
President, Chief Financial
Officer and Secretary

Quest Manufacturing, Inc.                  3,022,855 (2)               32.24%
                                           Direct
All Directors and Officers
as a Group (3 persons)                     5,963,035                   61.83%
-------------------------------

*       Less than 1%

PREFERRED STOCK - SERIES A PREFERRED STOCK (5)

                                           AMOUNT AND NATURE
NAME AND                                   OF  BENEFICIAL             PERCENT
ADDRESS                                    OWNERSHIP (1)            OF CLASS (1)
-------                                    -------------            ------------

John Lichter (1)                           312,500
Chief Executive Officer,                   Indirect (2)               50.00%
Acting Secretary and Director

Sebastien DuFort (1)                       312,500 (3)                50.00%
President, Acting Chief                    Direct
Financial Officer and Director

Gerry Martin(4)                            0                              *%
former Director,
President, Chief Financial
Officer and Secretary

Quest Manufacturing, Inc.                  312,500 (2)                 50.00%
                                           Direct
All Directors and Officers
as a Group (3 persons)                     625,000                    100.00%
-------------------------------

*       Less than 1%

As used in this table, "beneficial ownership" is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to the Company's knowledge the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(1) C/o Silicon Film Technologies, Inc. address: 859 West End Court, Suite I, Vernon Hills, IL 60061
(2) Based on a total of 24,182,840 shares of common A stock of Silicon held by Mr. Lichter indirectly as 100% shareholder of Quest Manufacturing, Inc. and 1,000 shares of common A stock of Silicon held by Mr. Lichter indirectly as 100% shareholder of Quest Marketing Engineered Technologies, Inc., and the exchange ratio of 1 share of Voyager One, Inc. common stock for each eight shares of common A stock of Silicon. Based on 2,500,000 shares of common B stock of Silicon held by Mr. Lichter indirectly as 100% shareholder of Quest Manufacturing, Inc., and the exchange ratio of 1 share of Voyager One, Inc. Series A Preferred Stock for each eight shares of common B stock of Silicon.
(3) Based on a total of 22,182,840 shares of common A stock of Silicon held by Mr. DuFort, and the exchange ratio of 1 share of Voyager One, Inc. common stock for each 8 shares of common A stock of Silicon. Based on 2,500,000 shares of common B stock of Silicon held by Mr. DuFort and the exchange ratio of 1 share of Voyager One, Inc. Series A Preferred Stock for each eight shares of common B stock of Silicon.
(4) After cancellation of 865,600 shares held by Mr. Martin and transfer of 167,200 shares to a third party.
(5) Each share of Series A Preferred Stock entitles its holder to 100 votes in each matter submitted to vote to Voyager One, Inc. shareholders.

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2003. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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
    a Group (2 persons)

------------------------
* Less than 1%

(1)      Address: 2102 Business Center Drive, Suite 130, Irvine, California,
         92612.

(2)      Based on 1,895,000 shares of Common Stock outstanding as of December
         31, 2003.

(3) Address: 610 Newport Center Drive, Suite 1400, Newport Beach, California, 92660.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         In fiscal year 2003, the Company had no operating business and engaged in no transactions in which Mr. Martin/Ms. Heller has had any direct or indirect material interest.

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

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit Number      Description
--------------      -----------

2.1                 Agreement and Plan of Reorganization with Silicon Film
                    Technologies, Inc.**

3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1 Form of Subscription Agreement executed by investors in the Private Placement*

23.                 Consent of Haskell & While LLP

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

--------------------------------

* Previously filed with the Securities and Exchange Commission on Form 10-SB. ** Previously filed with the Securities and Exchange Commission on Form 8-K.

(b) Reports on Form 8-K

    Report on Form 8-K was filed during the fourth quarter of 2003 (Item 5).

ITEM 14.  PRINCIPAL FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: We agreed to pay Haskell & White LLP a total of $4,000 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2002.

We agreed to pay Mendoza Berger & Company LLP a total of $500 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2003.

Audit Related Fees: None

Tax Fees: None

All Other Fees: We agreed to pay Haskell & White LLP a total of $1,500 for professional services rendered in connection with the review of the Form 10-KSB for the year ending December 31, 2002.

We agreed to pay Haskell & White LLP a total of $4,500 for professional services rendered in connection with the reviews of the March 31, 2003,June 30, 2003 and September 30, 2003, Forms 10-QSB.

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Voyager One, Inc.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer
                                  Date: 3/30/04

                             By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                    Financial Officer
                                  Date: 3/30/04

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer and
                                    Director
                                  Date: 3/30/04

                             By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                    Financial Officer And Director
                                  Date: 3/30/04