Form 10QSB
period 2004-03-31
VOYAGER ONE INC
filed 2004-05-21
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

                        COMMISSION FILE NUMBER 0-32737

                                    VOYAGER, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                       88-049002272
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            859 West End Court, Suite I, Vernon Hills, IL 60061 (847) 984-6200
 -------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares of the registrant's common stock as of May 18, 2004:
14,600,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         3
(b)      Consolidated Statements of Operations                               4
(c)      Consolidated Statement of Shareholders' Equity (deficit)            5
(d)      Consolidated Statements of Cash Flows                               6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    8

Item 3.  Controls and Procedures                                             9

PART II. OTHER INFORMATION                                                  10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  11

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TABLE OF CONTENTS

Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statement of Changes in Stockholders' Equity (Deficit).......................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                                          VOYAGER ONE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS
-------------------------------------------------------------------------------------------------------

                                     ASSETS
                                                                           MARCH 31, 2004
                                                                           (CONSOLIDATED)  DECEMBER 31,
                                                                            (UNAUDITED)        2003
                                                                            ------------   ------------
Current assets:
    Cash                                                                    $        --    $    24,564
                                                                            ------------   ------------

     Total current assets                                                            --         24,564
                                                                            ------------   ------------

Property, equipment and software, net                                            62,278         26,535
                                                                            ------------   ------------

Other assets:
    Due from related party                                                           --         11,250
    Deposit                                                                       8,400          8,400
    Patents, net                                                              1,078,510      1,111,867
                                                                            ------------   ------------

     Total other assets                                                       1,086,910      1,131,517
                                                                            ------------   ------------

     Total assets                                                           $ 1,149,188    $ 1,182,616
                                                                            ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Bank overdraft                                                          $     3,789    $        --
    Accounts payable                                                            516,553        456,744
    Accrued expenses                                                             14,549             --
    Accrued interest                                                             28,385         18,978
    Note payable - related party                                                305,000        305,000
    Notes payable                                                               275,000             --
                                                                            ------------   ------------

     Total current liabilities                                                1,143,276        780,722
                                                                            ------------   ------------

Long term note payable                                                           25,000             --

Stockholders' equity:
    Preferred Stock, par value $.001, 5,000,000 shares authorized,
      1,000,000 shares issued and outstanding at March 31, 2004                   1,000          1,000
    Common Stock, par value $.001,  200,000,000 shares authorized,
      15,000,000 and 3,032,000 shares issued and outstanding at
      March 31, 2004 and December 31, 2003, respectively                         15,000         13,186
    Additional paid in capital                                                1,194,146      1,078,189
    Stock subscribed not issued, 32,000 shares                                    1,000             --
    Deficit accumulated during development stage                             (1,230,234)      (690,481)
                                                                            ------------   ------------

     Total stockholders' equity (deficit)                                       (19,088)       401,894
                                                                            ------------   ------------

     Total liabilities and stockholders' equity (deficit)                   $ 1,149,188    $ 1,182,616
                                                                            ============   ============

                           See accompanying notes to financial statements

                                                F-2

                                         VOYAGER ONE, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                                                     Cumulative amounts
                                                                                       from inception
                                                      For the three                    (June 28, 2002)
                                                      months ended     For the three       through
                                                     March 31, 2004    months ended    March 31, 2004
                                                     (consolidated)   March 31, 2003   (consolidated)
                                                    ---------------   ---------------  ---------------

Operating expenses:
    Amortization                                    $       33,357                --   $      155,662
    Automobile expense                                       5,275                --           15,675
    Bank service charge                                        775                --            1,274
    Depreciation                                             2,455                --            3,497
    Equipment rent                                           9,668                --            9,668
    Licenses and permits                                       453                --              453
    Insurance                                               22,513                --           22,513
    Office supplies                                         16,528                --           25,533
    Postage and delivery                                     3,704                --            4,078
    Product development                                     12,456                --           12,456
    Consulting                                             215,647                --          658,502
    Legal fees                                              32,748                --           57,817
    Payroll and payroll taxes                              124,661                --          124,776
    Rent                                                    17,298                --           34,623
    Repairs                                                  2,083                --            3,247
    Supplies                                                 5,000                --            5,495
    Telephone                                                8,408                --           11,702
    Travel and entertainment                                15,427                --           43,245
    Utilities                                                1,892                --            2,881
                                                    ---------------   ---------------  ---------------

Total operating expenses and loss from operations          530,348                --        1,193,097
                                                    ---------------   ---------------  ---------------

Interest expense                                             9,405                --           37,137
                                                    ---------------   ---------------  ---------------

Net loss before taxes                                     (539,753)               --       (1,230,234)
                                                    ---------------   ---------------  ---------------

Provision for income taxes                                      --                --               --
                                                    ---------------   ---------------  ---------------

Net loss                                            $     (539,753)   $           --   $   (1,230,234)
                                                    ===============   ===============  ===============

Net loss per share                                  $        (0.04)   $           --
                                                    ===============   ===============

Weighted average number of common shares
   outstanding                                          14,096,165         2,060,123
                                                    ===============   ===============

                           See accompanying notes to financial statements

                                                F-3

                                                    VOYAGER ONE, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2004
------------------------------------------------------------------------------------------------------------------------------------

                                   PREFERRED STOCK            COMMON STOCK
                                ----------------------  -----------------------
                                                                                                             DEFICIT       TOTAL
                                                                                                           ACCUMULATED     STOCK-
                                  NUMBER        PAR        NUMBER       PAR       ADDITIONAL     STOCK        DURING      HOLDERS'
                                    OF         VALUE         OF        VALUE       PAID-IN     SUBSCRIBED  DEVELOPMENT     EQUITY
                                  SHARES       $ .001      SHARES      $.001       CAPITAL     NOT ISSUED     STAGE       (DEFICIT)
                                ------------  --------  ------------  ---------  ------------   ---------  ------------   ----------

Balance at inception - June
  28, 2002                               --   $    --            --   $     --   $        --    $     --   $        --    $      --

Issuance of stock
   for professional
   services                              --        --           200         --         1,000          --            --        1,000

Net loss during period                   --        --            --         --            --          --        (1,000)      (1,000)
                                ------------  --------  ------------  ---------  ------------   ---------  ------------   ----------

Balance at December 31, 2002             --        --           200         --         1,000          --        (1,000)          --

Issuance of founders stock        1,000,000     1,000     8,820,136      8,820        (9,820)         --            --           --
Common stock issued for cash             --        --       990,000        990       246,510          --            --      247,500
Issuance of stock for
   patents                               --        --     3,073,000      3,073       765,177          --            --      768,250
Conversion of notes payable
   into stock                            --        --       280,000        280        69,720          --            --       70,000
Common stock issued
   in connection with
   financing                             --        --        22,500         23         5,602          --            --        5,625

Net loss                                 --        --            --         --            --          --      (689,481)    (689,481)
                                ------------  --------  ------------  ---------  ------------   ---------  ------------   ----------

Balance at December 31, 2003      1,000,000     1,000    13,185,836     13,186     1,078,189          --      (690,481)     401,894

Common stock issued for cash             --        --       570,000        570       141,930          --            --      142,500
Reverse acquisition                      --        --       954,564        954       (34,758)      1,000            --      (32,804)
Issuance of shares for
   services                              --        --       289,600        290         8,785          --            --        9,075

Net loss                                 --        --            --         --            --          --      (539,753)    (539,753)
                                ------------  --------  ------------  ---------  ------------   ---------  ------------   ----------

Balance at March 31, 2004
  (unaudited)                     1,000,000     1,000    15,000,000     15,000     1,194,146       1,000    (1,230,234)     (19,088)
                                ============  ========  ============  =========  ============   =========  ============   ==========


                                          See accompanying notes to financial statements

                                                               F-4

                                     VOYAGER ONE, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------
                                        (UNAUDITED)

                                                                               Cumulative amounts
                                                                                     from
                                                                                   inception
                                                   For the three                 (June 28, 2002)
                                                    months ended   For the three   through
                                                   March 31, 2004  months ended  March 31, 2004
                                                   (consolidated) March 31, 2003 (consolidated)
                                                    ------------   ------------   ------------
Cash flows from operating activities:
   Net loss                                         $  (539,753)   $        --    $(1,230,234)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                        35,812             --        159,159
Changes in assets and liabilities:
    Increase in bank overdraft                            3,789             --          3,789
    Increase in deposits                                     --             --         (8,400)
    Increase in accounts payable                         59,809             --        516,553
    Increase in accrued expenses                         14,549             --         14,549
    Increase in accrued interest                          9,407             --         28,385
                                                    ------------   ------------   ------------

       Net cash used in operations                     (416,387)            --       (516,199)
                                                    ------------   ------------   ------------

Cash flows from investing activities:
    Due from related party                               11,250             --             --
    Acquisition of  fixed assets                        (28,198)            --        (55,775)
    Acquisition of patents                                   --       (390,000)      (465,922)
    Acquisition of software                             (10,000)            --        (10,000)
                                                    ------------   ------------   ------------

        Net cash used by investing activities           (26,948)      (390,000)      (531,697)
                                                    ------------   ------------   ------------

Cash flows from financing activities:
    Stock subscribed not issued                           1,000             --          1,000
    Recapitalization                                    (33,804)            --        (33,804)
    Issuance of common stock for cash                   142,500             --        390,000
    Issuance of common stock for services                 9,075             --         10,075
    Issuance of common stock for financing                   --             --          5,625
    Issuance of notes payable                           300,000        390,000        760,000
    Payment on note payable                                  --             --        (85,000)
                                                    ------------   ------------   ------------

        Net cash provided by financing activities       418,771        390,000      1,047,896
                                                    ------------   ------------   ------------

Net decrease in cash                                    (24,564)            --             --

Cash, beginning of period                                24,564             --             --
                                                    ------------   ------------   ------------

Cash, end of period                                 $        --    $        --    $        --
                                                    ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                      $        --    $        --    $     8,750
                                                    ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
    Issuance of Voyager One, Inc. common stock      $   (32,804)   $        --    $   (32,804)
                                                    ============   ============   ============
    Issuance of 15,365,000 shares of Silicon Film
       Technologies, Inc. common stock -  class A
         for patents acquired                       $        --    $   768,250    $   768,250
                                                    ============   ============   ============
      Conversion of notes payable into 1,400,000
         shares of Silicon Film Technology common
         stock - class A                            $        --    $        --    $    70,000
                                                    ============   ============   ============


                           See accompanying notes to financial statements

                                                F-5

                                VOYAGER ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS FOR PRESENTATION
         ----------------------

         The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

         The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and Form 8K-A, filed on April 19, 2004.

2.       REORGANIZATION
         --------------

         As of February 25, 2004, the Company made and entered into an agreement which provides for the reorganization of Silicon Film Technologies, Inc., an Illinois Company, with and into Voyager One, Inc., a Nevada Company, resulting in Silicon Film Technologies, Inc. becoming a wholly-owned subsidiary of Voyager One, Inc. (Voyager). The agreement is for the exchange of 100% of the outstanding Common Stock (Class A and Class B Common Stock) of Silicon Film Technologies, Inc., for shares of Voyager totaling 13,755,840 of Common Stock and 1,000,000 Series A Preferred Stock after giving effect to the 1.6 stock split discussed in Note 3, which are each convertible into one (1) share of Voyager Common Stock.

         The former shareholders of Silicon Film Technologies, Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film Technologies, Inc. was considered the accounting acquiror and the related business combination was considered a recapitalization of Silicon Film Technologies, Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement will be those of Silicon Film Technologies, Inc. and the name of the consolidated Company going forward will be Voyager One, Inc.

3.       SUBSEQUENT EVENTS
         -----------------

         FORWARD STOCK SPLIT
         -------------------

         On April 28, 2004 the Board of Directors of the Company authorized a forward stock split of its outstanding securities at a ratio of 1 Pre-Split Share converted to 1.6 Post-Split Share. The record date for such stock split was April 28, 2004. All share amounts have been retroactively restated to reflect this forward split.

         Amendment to the Articles of Incorporation
         -------------------------------------------

         On April 26, 2004, the Company filed an amendment to its articles of incorporation increasing its authorized capital to 200 million shares of common stock and 5 million shares of preferred stock, each with a par value of $0.001 per share.

                                VOYAGER ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------


3.       SUBSEQUENT EVENTS (Continued)
         -----------------

         ISSUANCE OF STOCK WARRANT AND STOCK OPTIONS
         -------------------------------------------

         On April 28, 2004, the Company issued stock options for 400,000 shares of post stock split common stock at $.25 per share to key employees of the Company. The stock options expire in 2009. The Company also issued a warrant to a financial consulting firm for 666,666 post stock split shares of its common stock at $.25 per share exercisable after February 26, 2005. This warrant expires on February 26, 2010.

         CANCELLATION OF SHARES
         ----------------------

         On April 28, 2004, the Company's CEO cancelled 400,000 post stock split shares of common stock.

         NOTES PAYABLE
         -------------

         On April 16, 2004, the Company issued a note payable for $30,000, with an interest rate of 24% per annum. Principal and interest was due on May 6, 2004.

         On April 22, 2004, the Company issued a note payable for $50,000, with an interest rate of 24% per annum. Principal and interest is due on May 22, 2004.

         On April 27, 2004, the Company issued a note payable for $35,000, with an interest rate of 24% per annum. Principal and interest is due on May 27, 2004.

         On May 4, 2004, the Company issued two notes payable for $25,000 each, totaling $50,000, with interest rates of 24% per annum. Principal and interest on the notes are due on June 3, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

General

         As of February 25, 2004, Voyager One, Inc. (the "Company") acquired Silicon Film Technologies, Inc., an Illinois corporation ("Silicon") in exchange for 8,597,400 newly issued "restricted" shares of common voting stock of the Company and 625,000 "restricted" Series A Preferred Stock shares to the Silicon shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, pursuant to the Agreement and Plan of Reorganization (the "Agreement") by and between the Company, Silicon and Silicon shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,298,400 shares of common stock. Each eight (8) shares of Silicon Class A Common Stock have been exchanged for one (1) share of the Company's Common Stock and each eight (8) shares of Silicon Class B Common Stock have been exchanged for one (1) share of the Company's Series A Preferred Stock (based on the total issuance of 8,597,400 the Company's shares of Common Stock). Each share of newly issued Company's Series A Preferred Stock is entitled to one hundred (100) votes per one Series A Preferred Share. Following the closing of the transaction, there were 9,375,000 shares of the Company's Common Stock outstanding and 625,000 shares of the Company's Series A Preferred Stock outstanding. Immediately prior to the Closing, there were 777,600 shares issued and outstanding (including 181,000 shares approved for issuance but not recorded as issued on the books of the transfer agent).

         Silicon was incorporated in the state of Illinois on June 28, 2002. Silicon is in the business of developing a solution for the approximately 73 million 35mm SLR camera owners who are looking for a viable digital solution method without having to discard their present equipment. The principal key in achieving this objective involves our design, development, and sale of electronic film hardware and software products for digital imaging applications. Silicon is uniquely positioned for success based upon its development of a first-of-its-kind technology that enables a conventional 35mm single lens reflex
(SLR) camera to capture, store, and transfer digital images without any modification to the camera. Silicon believes that its electronic film system
(EFS) and other products are uniquely positioned to become industry standards among users desiring the functionality of both conventional and digital photography. Silicon's growth is expected to be driven by the rapid proliferation of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture, robust marketing and manufacturing strategies, and a talented management and product development team.

         The restructuring and re-capitalization has been treated as a reverse acquisition with Silicon Film Technologies, Inc. becoming the accounting acquirer. The historical financial statements prior to the closing of the transaction are those of Silicon Film Technologies, Inc.

         The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Plan of Operations

The Company has sustained net operating losses for the years ended December
31, 2003 and 2002 and for the three months ended March 31, 2004. For the period of the next 12 months, the Company needs additional capital to continue its development and operations. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

Management has received a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $11 million in financing under certain conditions.

The Company is also exploring other transactions that will fit its business model and assist the Company in meeting the demands of the research and development and product offering segment of the business.

The Company upon receiving additional working capital plans to significantly increase employees and assets in the form of equipment and inventory to execute its business plan.

Results of Operations

         The Company had no revenues for the three months ended March 31, 2004 and for the three months ended March 31, 2003. The Company is accounted for as a development stage company.

         Total operating expenses for the three months ended March 31, 2004 were $531,479 as compared to $0 for the three months ended March 31, 2003, an increase of $531,479 due primarily to insurance costs, consulting fees, legal fees, payroll and payroll taxes and a general increase in other expenses due to increased activity.

LIQUIDITY AND SOURCES OF CAPITAL
---------------------------------

At March 31, 2004 our cash position required that we actively seek additional sources of capital. At March 31, 2004 the Company had an overdraft of $3,789 as compared to a cash balance of $24,564 at December 31, 2003.

The Company had negative working capital at March 31, 2004. To date the Company has financed operations by loans, issuance of debt instruments and issuance of shares of common stock in private placements.

ITEM 3.  Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.

Item 2. Changes in securities and use of proceeds

During the quarter ended March 31, 2004, the Company issued 8,597,400 "restricted" shares of common voting stock of the Company and 625,000 "restricted" Series A Preferred Stock to the shareholders of Silicon Film Technologies, Inc. pursuant to the Agreement and Plan Reorganization by and between the Company, Silicon Film Technologies, Inc. and the shareholders of Silicon Film Technologies, Inc. The shares of the Company's common stock and preferred stock were issued and sold in reliance upon the exemption provided by
Section 4(2) and Section 505 and 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults on senior securities                         NONE

Item 4. Submission of items to a vote                         NONE

Item 5. Other information                                     NONE

Item 6.

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: Form 8-K (Item 4), Form 8-K (Items 1,2 and
7), Form 8-K/A (Item 7).

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VOYAGER ONE, INC.
Date: May 20, 2004
                                By  /s/ John Lichter
                                    --------------------------------------------
                                    Chief Executive Officer

                                By  /s/ Sebastien DuFort
                                    --------------------------------------------
                                    President and Acting Chief Financial Officer