Form 10QSB
period 2004-06-30
VOYAGER ONE INC
filed 2004-08-16
CIK 1140300

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                     FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

                           COMMISSION FILE NUMBER 0-32737

                                  VOYAGER ONE, INC.
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

The number of shares of the registrant's common stock as of June 30, 2004:
14,600,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                     F-2
(b)      Statements of Operations                                           F-3
(c)      Statement of Shareholders' Equity (deficit)                        F-4
(d)      Statements of Cash Flows                                           F-5
(e)      Notes to Financial Statements                                      F-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     2

Item 3.  Controls and Procedures                                              4

PART II. OTHER INFORMATION                                                    4

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                   5

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                TABLE OF CONTENTS

Balance Sheets                                                             F-2

Statements of Operations                                                   F-3

Statement of Changes in Stockholders' Equity (Deficit)                     F-4

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6

                                          VOYAGER ONE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS
----------------------------------------------------------------------------------------------------

                                                ASSETS
                                                              JUNE 30, 2004
                                                              (CONSOLIDATED)         DECEMBER 31,
                                                                (UNAUDITED)              2003
                                                              ----------------     ----------------
Current assets:
    Cash                                                      $         1,268      $        24,564
                                                              ----------------     ----------------

     Total current assets                                               1,268               24,564
                                                              ----------------     ----------------

Property, equipment and software, net                                  47,339               26,535
                                                              ----------------     ----------------

Other assets:
    Due from related party                                                 --               11,250
    Deposit                                                             8,400                8,400
    Domain name                                                        10,000                   --
    Deferred financing costs, net                                     831,250                   --
    Patents, net                                                    1,045,153            1,111,867
                                                              ----------------     ----------------

     Total other assets                                             1,894,803            1,131,517
                                                              ----------------     ----------------

     Total assets                                             $     1,943,410       $     1,182,616
                                                              ================     ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                          $       233,676      $       456,744
    Accrued expenses                                                   52,123                   --
    Accrued interest                                                   51,246               18,978
    Note payable - related party                                      505,000              305,000
    Notes payable                                                     610,000                   --
                                                              ----------------     ----------------

     Total current liabilities                                      1,452,045              780,722
                                                              ----------------     ----------------

Long term note payable                                              1,175,000                   --

Stockholders' equity (deficit):
    Preferred Stock, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at June 30, 2004                           1,000                1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 14,600,000 and 13,185,836
      shares issued and outstanding at June 30, 2004
      and December 31, 2003, respectively                              14,600               13,186
    Additional paid in capital                                      1,194,546            1,078,189
    Stock subscribed not issued, 32,000 shares                          1,000                   --
    Deficit accumulated during development stage                   (1,894,781)            (690,481)
                                                              ----------------     ----------------

     Total stockholders' equity (deficit)                            (684,635)             401,894
                                                              ----------------     ----------------

     Total liabilities and stockholders' equity (deficit)     $     1,942,410      $     1,182,616
                                                              ================     ================

                            See accompanying notes to financial statements

                                                F-2

                                                   VOYAGER ONE, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                                                                           Cumulative
                                For the three months ended June 30,  For the six months ended June 30,    amounts from
                                -----------------------------------  ---------------------------------      inception
                                                                                                         (June 28, 2002)
                                                                                                             through
                                      2004                                2004                            June 30, 2004
                                  (consolidated)        2003          (consolidated)        2003          (consolidated)
                                  -------------     -------------     -------------     -------------     -------------
Operating expenses:
    Amortization                  $     57,107      $     33,357      $     90,464      $     55,595      $    212,769
    Automobile expense                   4,857                --            10,132                --            20,532
    Bank service charge                    847               299             1,622               299             2,121
    Depreciation                         2,724                --             5,179                --             6,221
    Equipment rent                      25,014                --            34,682                --            34,682
    Licenses and permits                 4,062                --             4,515                --             4,515
    Insurance                           23,644                --            46,157                --            46,157
    Office supplies                     67,782                81            84,310                81            93,315
    Postage and delivery                 2,186                --             5,890                --             6,264
    Product development                 59,006                --            71,462                --            71,462
    Consulting                         144,708             5,000           360,355             5,000           803,210
    Legal fees                          23,669               284            56,417               284            81,486
    Payroll and payroll taxes          176,262                --           300,923                --           301,038
    Rent                                24,062                --            41,360                --            58,685
    Repairs                              1,718                --             3,801                --             4,965
    Supplies                                25                --             5,025                --             5,520
    Telephone                            8,054                --            16,462                --            19,756
    Travel and entertainment            12,708                --            28,135                --            55,953
    Utilities                            2,060                --             3,952                --             4,941
                                  -------------     -------------     -------------     -------------     -------------

Total operating expenses and
loss from operations                   640,495            39,021         1,170,843            61,259         1,833,592
                                  -------------     -------------     -------------     -------------     -------------

Interest expense                       (24,052)               --           (33,457)               --           (61,189)
                                  -------------     -------------     -------------     -------------     -------------

Net loss before income taxes          (664,547)          (39,021)       (1,204,300)          (61,259)       (1,894,781)
                                  -------------     -------------     -------------     -------------     -------------

Provision for income taxes                  --                --                --                --                --
                                  -------------     -------------     -------------     -------------     -------------

Net loss                          $   (664,547)     $    (39,021)     $ (1,204,300)     $    (61,259)     $ (1,894,781)
                                  =============     =============     =============     =============     =============

Net loss per share                $      (0.05)     $         --      $      (0.08)     $         --
                                  =============     =============     =============     =============

Weighted average number of
  common shares outstanding         14,718,681        12,900,086        14,397,455        12,370,377
                                  =============     =============     =============     =============

                                     See accompanying notes to financial statements

                                                          F-3


                                                          VOYAGER ONE, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2004
------------------------------------------------------------------------------------------------------------------------------------

                              PREFERRED STOCK               COMMON STOCK
                              ---------------               ------------
                                                                                                            DEFICIT
                                                                                                           ACCUMULATED     TOTAL
                          NUMBER         PAR         NUMBER         PAR        ADDITIONAL      STOCK         DURING    STOCKHOLDERS'
                            OF          VALUE          OF          VALUE        PAID-IN      SUBSCRIBED    DEVELOPMENT     EQUITY
                          SHARES       $ .001        SHARES        $.001        CAPITAL      NOT ISSUED      STAGE       (DEFICIT)
                        ------------ ------------ ------------  ------------  ------------  ------------ ------------  ------------
Balance at
  inception -
  June 28,2002                   --  $        --           --   $        --   $        --   $        --  $        --   $        --

Issuance of
  stock for
  professional                   --           --          200            --         1,000            --           --         1,000
  services

Net loss during
  period                         --           --           --            --            --            --       (1,000)       (1,000)
                        ------------ ------------ ------------  ------------  ------------  ------------ ------------  ------------

Balance at
  December 31, 2002              --           --          200            --         1,000            --       (1,000)           --

Issuance of
  founders stock          1,000,000        1,000    8,820,136         8,820        (9,820)           --           --            --
Common stock issued
  for cash                       --           --      990,000           990       246,510            --           --       247,500
Issuance of stock
  for patents                    --           --    3,073,000         3,073       765,177            --           --       768,250
Conversion of notes
  payable into stock             --           --      280,000           280        69,720            --           --        70,000

Common stock issued in
  connection with
  financing                      --           --       22,500            23         5,602            --           --         5,625

Net loss                         --           --           --            --            --            --     (689,481)     (689,481)
                        ------------ ------------ ------------  ------------  ------------  ------------ ------------  ------------

Balance at
  December 31, 2003       1,000,000        1,000   13,185,836        13,186     1,078,189            --     (690,481)      401,894

Common stock issued
  for cash                       --           --      570,000           570       141,930            --           --       142,500
Reverse acquisition              --           --      954,564           954       (34,758)        1,000           --       (32,804)
Issuance of shares for
  services                       --           --      289,600           290         8,785            --           --         9,075
Cancellation of shares           --           --     (400,000)         (400)          400            --           --            --

Net loss                         --           --           --            --            --            --   (1,204,300)   (1,204,300)
                        ------------ ------------ ------------  ------------  ------------  ------------ ------------  ------------
Balance at June 30,
   2004 (consolidated)
   (unaudited)            1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $     1,000  $(1,894,781)  $  (684,635)
                        ============ ============ ============  ============  ============  ============ ============  ============

                                           See accompanying notes to financial statements

                                                                 F-4


                                                 VOYAGER ONE, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                   amounts from
                                                                                                    inception
                                                         For the six                             (June 28, 2002)
                                                         months ended        For the six             through
                                                        June 30, 2004        months ended         June 30, 2004
                                                        (consolidated)       June 30, 2003        (consolidated)
                                                       ----------------     ----------------     ----------------
Cash flows from operating activities:
   Net loss                                            $    (1,204,300)     $       (61,259)     $    (1,894,781)
Adjustments to reconcile net loss to net cash used
   in operating activities:
    Amortization and depreciation                               95,725               55,595              219,072
    Issuance of common stock for services                        9,075                   --               10,075
Changes in assets and liabilities:
    Increase in deposits                                            --                   --               (8,400)
    Increase in accounts payable                              (223,068)              76,206              233,676
    Increase in accrued expenses                                52,123                   --               52,123
    Increase in accrued interest                                32,268                   --               51,246
                                                       ----------------     ----------------     ----------------

       Net cash provided by (used in)
          operating activities                              (1,238,177)              70,542           (1,336,989)
                                                       ----------------     ----------------     ----------------

Cash flows from investing activities:
    Payment received from related party                         11,250                   --                   --
    Acquisition of  fixed assets                               (26,065)                  --              (53,642)
    Acquisition of patents                                          --             (465,922)            (465,922)
    Acquisition of domain name                                 (10,000)                  --              (10,000)
                                                       ----------------     ----------------     ----------------

        Net cash used in investing activities                  (24,815)            (465,922)            (529,564)
                                                       ----------------     ----------------     ----------------

Cash flows from financing activities:
    Stock subscribed not issued                                  1,000                   --                1,000
    Recapitalization                                           (33,804)                  --              (33,804)
    Issuance of common stock for cash                          142,500                   --              390,000
    Issuance of common stock for financing                          --                   --                5,625
    Issuance of notes payable                                1,190,000              473,000            1,650,000
    Payment on note payable                                    (60,000)             (70,000)            (145,000)
                                                       ----------------     ----------------     ----------------

        Net cash provided by financing activities            1,239,696              403,000            1,867,821
                                                       ----------------     ----------------     ----------------

Net increase (decrease) in cash                                (23,296)               7,620                1,268

Cash, beginning of period                                       24,564                   --                   --
                                                       ----------------     ----------------     ----------------

Cash, end of period                                    $         1,268      $         7,620      $         1,268
                                                       ================     ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                         $            --      $            --      $         8,750
                                                       ================     ================     ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
    Issuance of Voyager One, Inc. common stock         $       (32,804)     $            --      $       (32,804)
                                                       ================     ================     ================
    Issuance of 15,365,000 shares of Silicon
    Film Technologies, Inc. common stock -  class A
      for patents acquired                             $            --      $       768,250      $       768,250
                                                       ================     ================     ================
      Conversion of notes payable into 1,400,000
        shares of Silicon Film Technology common
        stock - class A                                $            --      $            --      $        70,000
                                                       ================     ================     ================

      Issuance of convertible debentures for
        financing fees                                 $       855,000      $            --      $       855,000
                                                       ================     ================     ================

                                  See accompanying notes to financial statements

                                                       F-5

                                VOYAGER ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS FOR PRESENTATION
         ----------------------

         The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

         The accompanying financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and Form 8K-A, filed on April 19, 2004.

         GOING CONCERN
         -------------

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (June 28, 2002), sustained losses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

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

2.       REORGANIZATION
         --------------

         As of February 25, 2004, the Company made and entered into an agreement which provides for the reorganization of Silicon Film Technologies, Inc., an Illinois Company, with and into Voyager One, Inc., a Nevada Company, resulting in Silicon Film Technologies, Inc. becoming a wholly-owned subsidiary of Voyager One, Inc. (Voyager). The agreement is for the exchange of 100% of the outstanding Common Stock (Class A and Class B Common Stock) of Silicon Film Technologies, Inc., for shares of Voyager totaling 13,755,840 of Common Stock and 1,000,000 Series A Preferred Stock, which are each convertible into one (1) share of Voyager Common Stock.

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

3.       CAPITAL STOCK
         -------------

         FORWARD STOCK SPLIT
         -------------------

         On April 28, 2004, the Board of Directors of the Company authorized a forward stock split of its outstanding securities at a ratio of 1 Pre-Split Share converted to 1.6 Post Forward-Split Shares. The record date for such stock split was April 28, 2004. All share amounts have been retroactively restated to reflect this forward split.

                                VOYAGER ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

3.       CAPITAL STOCK (Continued)
         -------------------------

         ISSUANCE OF STOCK WARRANT AND STOCK OPTIONS
         -------------------------------------------

         On April 28, 2004, the Company issued stock options for 400,000 shares of post stock split common stock at $.25 per share to key employees of the Company. The stock options expire in 2009. The Company also issued a warrant to a financial consulting firm for 666,666 post stock split shares of its common stock at $.25 per share exercisable after February 26, 2005. This warrant expires on February 26, 2010. These warrants were subsequently cancelled (see Note 8).

         CANCELLATION OF SHARES
         ----------------------

         On April 28, 2004, the Company's CEO cancelled 400,000 post stock split shares of common stock.


4.       AMENDMENT TO THE ARTICLES OF INCORPORATION
         ------------------------------------------

         On April 26, 2004, the Company filed an amendment to its articles of incorporation increasing its authorized capital to 200 million shares of common stock and 5 million shares of preferred stock, each with a par value of $0.001 per share.

5.       CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One, Inc. entered into a Securities Purchase Agreement pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of June 30, 2004, Voyager One, Inc. has received gross proceeds of $400,000. The balance of the proceeds will be paid as follows: $100,000 within 5 business days of Voyager One, Inc.'s common stock being approved for quotation on the Over-the-Counter Bulletin Board, $250,000 within 5 business days of Voyager One, Inc.'s filing a registration statement with the Securities and Exchange Commission and $350,000 within 5 business days of the registration statement being declared effective by the Securities and Exchange Commission. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest closing bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default and within sixty
         (60) days of maturity, these debentures are not convertible if such conversion would result in Cornell Capital beneficially owning more than 4.9% of our outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest closing bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The

                                VOYAGER ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

5.       CONVERTIBLE DEBENTURES (Continued)
         ----------------------------------

         convertible debentures are secured by all of Voyager One, Inc.'s assets. In the event the debentures are redeemed, then Voyager One, Inc. will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital Partners purchased the convertible debentures from Voyager One, Inc. in a private placement in May 2004. Cornell Capital Partners will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. Subsequently, Cornell Capital Partners sold one-half of the convertible debentures to Trey Resources, Inc.

6.       NOTES PAYABLE
         -------------

         On June 1, 2004, Voyager One, Inc. issued an unsecured 6%, $60,000 note payable with principal and interest due October 28, 2004 to Castle Hill Advisory Group. This note payable became effective from the restructuring of debt in the form of accounts payable for management services rendered by Castle Hill Advisory Group into a note payable. Castle Hill Advisory Group is an entity controlled by Voyager One, Inc.'s President, Sebastien DuFort.

         On June 1, 2004, Voyager One, Inc. issued an unsecured 6% notes payable for $60,000 with principal and interest due October 28, 2004 to Quest Manufacturing, Inc. This note payable became effective from the restructuring of debt in the form of accounts payable for management services rendered by Quest Manufacturing, Inc. into a note payable. Quest Manufacturing, Inc. is an entity controlled by Voyager One, Inc.'s CEO, John Lichter.

         On June 1, 2004, Voyager One, Inc. issued an unsecured 12%, $200,000 note payable with principal and interest due October 28, 2004 to Lake & Associates. This note payable became effective from the restructuring of debt in the form of accounts payable for services rendered by Lake & Associates into a note payable.

7.       STANDBY EQUITY DISTRIBUTION AGREEMENT
         -------------------------------------

         In June 2004, Voyager One, Inc. entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to this agreement, Voyager One, Inc. may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Voyager One, Inc. requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will purchase shares of common stock for 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon Voyager One, Inc. registering the shares of common stock with the Securities and Exchange Commission. Cornell Capital Partners was paid a one-time commitment fee of $740,000, payable as a debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately

                                VOYAGER ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

7.       STANDBY EQUITY DISTRIBUTION AGREEMENT (Continued)
         -------------------------------------------------

         preceding the conversion date. In addition, Newbridge Securities Corporation was paid a fee of $10,000, payable as a debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately preceding the conversion date. These fees are being amortized over the term of the debentures.

8.       CANCELLED WARRANTS
         ------------------

         On July 15, 2004, CMI Capital LLC cancelled the warrant issued on September 18, 2003 to purchase 666,666 shares of Voyager One, Inc.'s common stock at $.25 per share exercisable after February 26, 2005. That warrant expires on February 26, 2010. Also on July 15th, Voyager One, Inc. issued a warrant to CMI Capital LLC, to purchase 666,666 shares of Voyager One, Inc.'s common stock at $.25 per share exercisable on and after January 15, 2005. This warrant expires on January 15, 2010. CMI Capital LLC principles are Gerry Martin and Greg Orlandella having equal interest. The limited liability corporation is managed by Gerry Martin and Greg Orlandella.

9.       SUBSEQUENT EVENTS
         -----------------

         In July 2004, Voyager One, Inc. renegotiated two (2) notes that matured, with a combined original principle of $60,000, to a more favorable maturity date of November 1, 2004. Partial interest payments have been made against these notes.

         In July 2004, Voyager One, Inc. issued unsecured 6% note payable for $80,000 with principal and interest due October 28, 2004 to Quest Manufacturing, Inc. This note payable became effective from the restructuring of debt in the form of accounts payable for management services rendered by Quest Manufacturing, Inc. into a note payable. Quest Manufacturing, Inc. is an entity controlled by Voyager One, Inc.'s CEO, John Lichter.

         In July 2004, Voyager One, Inc. issued an unsecured 12%, $38,500 note payable with principal and interest due August 27, 2004.

         In July 2004, Voyager One, Inc. received notice from a non affiliate, requesting cancellation of their subscription agreement in the amount of $1,000.00. These shares were never issued. The party was refunded the amount of the subscription in August, 2004.

         In August 2004, Voyager One, Inc. renegotiated two (2) notes that matured, with a combined original principle of $100,000, to a more favorable maturity date of November 1, 2004. Partial principle and interest payments have been made against one these notes. The balance owed against these notes is $90,000 plus any unpaid accrued interest.

         In August 2004, Voyager One, Inc. issued an unsecured 24%, $60,000.00 note payable with principal and interest due December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

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

Plan of Operations

         The Company has sustained net operating losses for the years ended December 31, 2003 and 2002 and for the three months ended June 30, 2004. For the period of the next 12 months, the Company needs additional capital to continue its development and operations. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

         Management has received a commitment from Cornell Capital Partners, L.P. to provide the Company with up to $21.1 million in financing under certain conditions.

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

Results of Operations

         The Company had no revenues for the three months ended June 30, 2004 and for the three months ended June 30, 2003. The Company is accounted for as a development stage company.

         Total operating expenses for the three months ended June 30, 2004 were $640,245 as compared to $39,021 for the three months ended June 30, 2003, an increase of $601,224. Total operating expenses for the six months ended June 30, 2004 were $1,170,843 as compared to $61,259 for the comparative period in 2003, an increase of $1,109,584. The increases are due primarily to insurance costs, consulting fees, legal fees, financing fees, payroll and payroll taxes and a general increase in other expenses due to increased activity.

Liquidity And Sources Of Capital

         At June 30, 2004 our cash position required that we actively seek additional sources of capital. At June 30, 2004 the Company had a cash balance of $1,268 as compared to a cash balance of $24,564 at December 31, 2003.

         The Company had negative working capital at June 30, 2004. To date the Company has financed operations by loans, issuance of debt instruments and issuance of shares of common stock in private placements.

ITEM 3.  Controls and Procedures

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


    Exhibit No.     Description

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

                                VOYAGER ONE, INC.
Date: August 15, 2004

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