Form 10QSB/A
period 2004-06-30
VOYAGER ONE INC
filed 2004-08-26
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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

Statement of Changes in Stockholders' Equity (Deficit)                     F-4

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6

                                          VOYAGER ONE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS
----------------------------------------------------------------------------------------------------

                                                ASSETS
                                                              JUNE 30, 2004
                                                              (CONSOLIDATED)         DECEMBER 31,
                                                                (UNAUDITED)              2003
                                                              ----------------     ----------------
Current assets:
    Cash                                                      $         1,268      $        24,564
                                                              ----------------     ----------------

     Total current assets                                               1,268               24,564
                                                              ----------------     ----------------

Property, equipment and software, net                                  47,339               26,535
                                                              ----------------     ----------------

Other assets:
    Due from related party                                                 --               11,250
    Deposit                                                             8,400                8,400
    Domain name                                                        10,000                   --
    Deferred financing costs, net                                     831,250                   --
    Patents, net                                                    1,045,153            1,111,867
                                                              ----------------     ----------------

     Total other assets                                             1,894,803            1,131,517
                                                              ----------------     ----------------

     Total assets                                             $     1,943,410       $     1,182,616
                                                              ================     ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                          $       233,676      $       456,744
    Accrued expenses                                                   52,123                   --
    Accrued interest                                                   51,246               18,978
    Note payable - related party                                      505,000              305,000
    Notes payable                                                     610,000                   --
                                                              ----------------     ----------------

     Total current liabilities                                      1,452,045              780,722
                                                              ----------------     ----------------

Long term note payable                                              1,175,000                   --

Stockholders' equity (deficit):
    Preferred Stock, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at June 30, 2004                           1,000                1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 14,600,000 and 13,185,836
      shares issued and outstanding at June 30, 2004
      and December 31, 2003, respectively                              14,600               13,186
    Additional paid in capital                                      1,194,546            1,078,189
    Stock subscribed not issued, 32,000 shares                          1,000                   --
    Deficit accumulated during development stage                   (1,894,781)            (690,481)
                                                              ----------------     ----------------

     Total stockholders' equity (deficit)                            (683,635)             401,894
                                                              ----------------     ----------------

     Total liabilities and stockholders' equity (deficit)     $     1,943,410      $     1,182,616
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
                                  =============     =============     =============     =============

                                     See accompanying notes to financial statements

                                                          F-3


                                                          VOYAGER ONE, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2004
------------------------------------------------------------------------------------------------------------------------------------

                              PREFERRED STOCK               COMMON STOCK
                              ---------------               ------------
                                                                                                            DEFICIT
                                                                                                           ACCUMULATED     TOTAL
                          NUMBER         PAR         NUMBER         PAR        ADDITIONAL      STOCK         DURING    STOCKHOLDERS'
                            OF          VALUE          OF          VALUE        PAID-IN      SUBSCRIBED    DEVELOPMENT     EQUITY
                          SHARES       $ .001        SHARES        $.001        CAPITAL      NOT ISSUED      STAGE       (DEFICIT)
                        ------------ ------------ ------------  ------------  ------------  ------------ ------------  ------------
Balance at
  inception -
  June 28,2002                   --  $        --           --   $        --   $        --   $        --  $        --   $        --

Issuance of
  stock for
  professional                   --           --          200            --         1,000            --           --         1,000
  services

Net loss during
  period                         --           --           --            --            --            --       (1,000)       (1,000)
                        ------------ ------------ ------------  ------------  ------------  ------------ ------------  ------------

Balance at
  December 31, 2002              --           --          200            --         1,000            --       (1,000)           --

Issuance of
  founders stock          1,000,000        1,000    8,820,136         8,820        (9,820)           --           --            --
Common stock issued
  for cash                       --           --      990,000           990       246,510            --           --       247,500
Issuance of stock
  for patents                    --           --    3,073,000         3,073       765,177            --           --       768,250
Conversion of notes
  payable into stock             --           --      280,000           280        69,720            --           --        70,000

Common stock issued in
  connection with
  financing                      --           --       22,500            23         5,602            --           --         5,625

Net loss                         --           --           --            --            --            --     (689,481)     (689,481)
                        ------------ ------------ ------------  ------------  ------------  ------------ ------------  ------------

Balance at
  December 31, 2003       1,000,000        1,000   13,185,836        13,186     1,078,189            --     (690,481)      401,894

Common stock issued
  for cash                       --           --      570,000           570       141,930            --           --       142,500
Reverse acquisition              --           --      954,564           954       (34,758)        1,000           --       (32,804)
Issuance of shares for
  services                       --           --      289,600           290         8,785            --           --         9,075
Cancellation of shares           --           --     (400,000)         (400)          400            --           --            --

Net loss                         --           --           --            --            --            --   (1,204,300)   (1,204,300)
                        ------------ ------------ ------------  ------------  ------------  ------------ ------------  ------------

Balance at June 30,
   2004 (consolidated)
   (unaudited)            1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $     1,000  $(1,894,781)  $  (683,635)
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

                                VOYAGER ONE, INC.
Date: August 26, 2004

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