Form 10QSB
period 2004-09-30
VOYAGER ONE INC
filed 2004-11-12
CIK 1140300

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

The number of shares of the registrant's common stock as of September 30, 2004:
14,600,000 shares.

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
(d)      Statements of Cash Flows                                           F-5
(e)      Notes to Financial Statements                                      F-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     13

Item 3.  Controls and Procedures                                              15

PART II. OTHER INFORMATION                                                    15

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            15

Item 3.  Defaults On Senior Securities                                        15

Item 4.  Submission of Items to a Vote                                        15

Item 5.  Other Information                                                    15

Item 6.                                                                       15
     (a) Exhibits
     (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                   16


                                          VOYAGER ONE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS
---------------------------------------------------------------------------------------------------

                                                                   SEPTEMBER 30, 2004
                                                                    (CONSOLIDATED)     DECEMBER 31,
                                                                     (UNAUDITED)           2003
                                                                     ------------      ------------
                      ASSETS
Current assets:
    Cash                                                             $     3,383       $    24,564
    Prepaid expenses                                                      23,336                --
                                                                     ------------      ------------

     Total current assets                                                 26,719            24,564
                                                                     ------------      ------------

Property, equipment and software, net                                     44,606            26,535
                                                                     ------------      ------------
Other assets:
    Due from related party                                                    --            11,250
    Deposit                                                                8,400             8,400
    Domain name                                                           10,000                --
    Deferred financing costs, net                                        776,529                --
    Patents, net                                                       1,011,796         1,111,867
                                                                     ------------      ------------

     Total other assets                                                1,806,725         1,131,517
                                                                     ------------      ------------
     Total assets                                                    $ 1,878,050       $ 1,182,616
                                                                     ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $   299,944       $   456,744
    Accrued expenses                                                     227,132                --
    Accrued interest                                                      64,795            18,978
    Note payable - related party                                         465,000           305,000
    Notes payable                                                        899,253                --
                                                                     ------------      ------------
     Total current liabilities                                         1,956,124           780,722
                                                                     ------------      ------------

Long term note payable                                                 1,300,000                --

Stockholders' equity (deficit):
    Preferred Stock, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at September 30, 2004                         1,000             1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 14,600,000 and 13,185,836
      shares issued and outstanding at September
      30, 2004 and December 31, 2003,
      respectively                                                        14,600            13,186
    Additional paid in capital                                         1,194,546         1,078,189
    Deficit accumulated during development stage                      (2,588,220)         (690,481)
                                                                     ------------      ------------
     Total stockholders' equity (deficit)                             (1,378,074)          401,894
                                                                     ------------      ------------
     Total liabilities and stockholders'
      equity (deficit)                                               $ 1,878,050       $ 1,182,616
                                                                     ============      ============

                            See accompanying notes to financial statements

                                                F-2

                                                   VOYAGER ONE, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Cumulative
                                                                                                                      amount from
                                             For the nine months ended           For the three months ended            inception
                                          --------------------------------     --------------------------------        (June 28,
                                                                                                                     2002) through
                                            September         September          September         September          September 30,
                                            30, 2004           30, 2003          30, 2004           30, 2003              2004
                                          -------------      -------------      -------------      -------------      -------------
Operating expenses
 Amortization                             $    196,043       $     88,949       $    105,579       $     33,354       $    318,348
 Automobile expense                             10,132                 --                 --                 --             20,532
 Bank service charges                            1,727                381                105                 82              2,226
 Depreciation                                    7,910                893              2,731                893              8,952
 Equipment rental                               61,253                 --             26,571                 --             61,253
 Licenses and permits                           21,456                 --             16,941                 --             21,456
 Insurance                                      71,444                 --             25,287                 --             71,444
 Office supplies                                97,286                 --             12,976                 --            106,406
 Postage and delivery                            7,172                 --              1,282                 --              7,546
 Product development                           143,860              5,000             72,398              5,000            143,860
 Consulting                                    346,131             25,000            (14,224)            20,000            788,986
 Legal fees                                    128,199             10,403             71,782             10,119            153,268
 Payroll and payroll taxes                     595,245                 --            294,322                 --            595,245
 Rent                                           50,747              5,775              9,387              5,775             68,072
 Repairs                                         4,625                 --                824                 --              5,789
 Supplies                                        5,025                 81                 --                 --              5,520
 Telephone                                      24,356                 --              7,894                 --             27,650
 Travel and entertainment                       31,271                 --              3,136                 --             59,089
 Utilities                                       6,349                 --              2,397                 --              7,341
                                          -------------      -------------      -------------      -------------      -------------
Total operating expenses and loss from
operations                                   1,810,231            136,482            639,388             75,223          2,472,983
Interest expense                                87,508              4,030             54,051              4,030            115,237
                                          -------------      -------------      -------------      -------------      -------------
Net loss before income taxes                (1,897,739)          (140,512)          (693,439)           (79,253)        (2,588,220)
Provision for income taxes                          --                 --                 --                 --                 --
                                          -------------      -------------      -------------      -------------      -------------
Net loss                                  $ (1,897,739)      $   (140,512)      $   (693,439)      $    (79,253)      $ (2,588,220)
                                          =============      =============      =============      =============      =============

Loss per share (basic and
  diluted)                                $      (0.13)      $      (0.01)      $      (0.05)      $      (0.01)
                                          =============      =============      =============      =============

Weighted average number of shares
  Outstanding (basic and diluted)           14,182,282         12,877,241         14,600,000         13,905,836
                                          =============      =============      =============      =============


                                          See accompanying notes to financial statements

                                                         VOYAGER ONE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2004
----------------------------------------------------------------------------------------------------------------------------

                                     Preferred stock             Common stock
                               ------------------------- --------------------------
                                                                                                   Deficit
                                                                                                  accumulated
                                                 Par                   Par value                     during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --
Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --         1,000
Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December
 31, 2002                               --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,500            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December  31, 2003    1,000,000        1,000   13,185,836        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Reverse acquisition                     --           --      954,564           954       (34,758)           --       (33,804)

Issuance of shares for
 services                               --           --      289,600           290         8,785            --         9,075

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (1,897,739)   (1,897,739)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at September 30,
 2004 (Unaudited)                1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $(2,588,220)  $(1,378,074)
                               ============ ============ ============  ============  ============  ============  ============


                                           See accompanying notes to financial statements

                                                VOYAGER ONE, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                    Amount from
                                                                                                     Inception
                                                                 For the nine     For the nine       (June 28,
                                                                 months ended     months ended      2002) through
                                                                September 30,     September 30,     September 30,
                                                                    2004              2003               2004
                                                                ------------      ------------      ------------
Cash flows from operating activities:
Net loss                                                        $(1,897,739)      $  (140,512)      $(2,588,220)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                       203,954            89,842           327,301
Stock issued for services                                             9,075                --            10,075
Issuance of common stock for financing                                   --                --             5,625
Changes in operating assets and liabilities:
 Prepaid expenses                                                   (23,336)               --           (23,336)
 Deposits                                                                --           (18,400)           (8,400)
 Accounts payable                                                  (156,800)          137,860           299,944
 Accrued liabilities                                                227,131                --           227,131
 Accrued interest                                                    45,817             4,030            64,795
                                                                ------------      ------------      ------------
Net cash provided by (used in) operating activities              (1,591,898)           72,820        (1,685,085)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
 Payment received from related party                                 11,250                --                --
 Acquisition of property and equipment                              (25,982)          (26,535)          (53,559)
 Acquisition of patents                                                  --          (465,922)         (465,922)
 Acquisition of domain name                                         (10,000)               --           (10,000)
                                                                ------------      ------------      ------------
Net cash used in investing activities                               (24,732)         (492,457)         (529,481)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
 Recapitalization                                                   (33,804)           67,500           (33,804)
 Issuance of common stock for cash                                  142,500                --           390,000
 Issuance of notes payable                                        1,571,753           473,000         2,031,753
 Payments on notes payable                                          (85,000)          (70,000)         (170,000)
                                                                ------------      ------------      ------------
Net cash provided by financing activities                         1,595,449           470,500         2,319,545
                                                                ------------      ------------      ------------

Net increase (decrease) in cash                                     (21,181)           50,863             3,383

Cash, beginning of period                                            24,564                --                --
                                                                ------------      ------------      ------------

Cash, end of period                                             $     3,383       $    50,863       $     3,383
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                  $        --       $        --       $     8,750
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                $   (33,804)      $        --       $   (33,804)
                                                                ============      ============      ============
      Issuance of 15,365,000 shares of Silicon
        Film Technologies, Inc. common stock - class A
        for patents acquired                                    $        --       $   768,250       $   768,250
                                                                ============      ============      ============
      Conversion of notes payable into 1,400,000 shares of
        Silicon Film Technology common stock - class A          $        --       $        --       $    70,000
                                                                ============      ============      ============
      Issuance of convertible debentures for financing
        fees                                                    $   872,500       $        --       $   872,500
                                                                ============      ============      ============


                                     See accompanying notes to financial statements

                                VOYAGER ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS FOR PRESENTATION
         ----------------------

         The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

         The accompanying financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and Form 8K-A, filed on April 19, 2004.

         The Company has elected to follow APB Opinion No.25, Accounting for Stock Issued to Employee, in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock option equals the market price of the Company's common stock on the date of the grant. If under Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on fair value at the grant date for its stock options, net earnings and earnings per share would not have been affected. (See note 3)

         GOING CONCERN
         -------------
         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (June 28, 2002), sustained losses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

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

         ISSUANCE OF STOCK WARRANT AND STOCK OPTIONS
         -------------------------------------------

          On April 28, 2004, the Company issued stock options for 400,000 shares of post stock split common stock at $.25 per share to key employees of the Company. No vesting period was required. The stock options expire in 2009. The Company does not have a stock-based compensation plan. The Company also issued a warrant to a financial consulting firm for 666,666 post stock split shares of its common stock at $.25 per share exercisable after February 26, 2005. This warrant expires on February 26, 2010. These warrants were subsequently cancelled (see Note 8). The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

         Pro forma information under FAS 123 is as follows:


                                                     Nine months ended
                                                    September 30, 2004
                                                    ------------------

         Net income (loss) as reported                 (1,897,739)

         Add: Stock based employee
         Compensation expense included
         In reported net income, net of
         Related tax effects                                  -0-

         Deduct: Total stock-based
         Employee compensation expense
         Determined under fair value based
         Method for all awards, net of related                -0-
         Pro forma net income (loss)                   (1,897,739)

         Basic loss per share:
         As reported                                         (.13)
         Pro forma                                           (.13)

         Diluted earnings per share
         As reported                                         (.13)
         Pro forma                                           (.13)

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

5.       CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One, Inc. entered into a Securities Purchase Agreement pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of September 30, 2004, Voyager One, Inc. has received gross proceeds of $525,000. The balance of the proceeds will be paid as follows: $100,000 within 5 business days of Voyager One, Inc.'s common stock being approved for quotation on the Over-the-Counter Bulletin Board, $250,000 within 5 business days of Voyager One, Inc.'s filing a registration statement with the Securities Exchange Commission, of which $125,000 has been received and $350,000 within 5 business days of the registration statement being declared effective by the Securities and Exchange Commission. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest closing bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default and within sixty (60) days of maturity, these debentures are not convertible if such conversion would result in Cornell Capital beneficially owning more than 4.9% of our outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest closing bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager One, Inc.'s assets. In the event the debentures are redeemed, then Voyager One, Inc. will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital Partners purchased the convertible debentures from Voyager One, Inc.
         in a private placement in May 2004. Cornell Capital Partners will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. Subsequently, Cornell Capital Partners sold one-half of the convertible debentures to Trey Resources, Inc.

6.       NOTES PAYABLE
         -------------

         The notes payable balance consists of the following:

                                                           September 30, 2004     December 31, 2003
                                                           -------------------   -------------------
           24% note payable to Byrne, principal
               and interest due November 17, 2004            $       55,000        $            -

           12% note payable to Byrne, principal
               and interest due February 1, 2005                     50,000                     -

           6% note payable to Castle Hill Advisory
               Group, principal and interest due
               October 28, 2004 (subsequently
               renegotiated, see Note 9)                             60,000                     -

           6% note payable to Castle Hill Advisory
               Group, principal and interest due
               October 28, 2004 (subsequently
               renegotiated, see Note 9)                             17,628                     -

           24% note payable to Coen, principal and
               interest due November 1, 2004
               (subsequently renegotiated, see Note 9)               40,000                     -

           12% note payable to Culbertson, principal
               and interest due February 1, 2005                     25,000                     -

           12% note payable to Didanato, principal
               and interest due February 1, 2005                     25,000                     -

           24% note payable to Jassey, principal
               and interest due December 17, 2004                    56,125                     -

           12% note payable to Jassey, principal
               and interest due February 1, 2005                     25,000                     -

           6% note payable to Lake & Associates,
               principal and interest due November 1,
               2004 (subsequently renegotiated, see
               Note 9)                                              200,000                     -

           12% note payable to Lamb, principal and
               interest due February 1, 2005                         50,000                     -

           24% note payable to Matz, principal and
               interest due November 1, 2004
               (subsequently renegotiated, see Note
               9)                                                    35,000                     -

           12% note payable to McGrain, princial and
               interest due February 1, 2005                         25,000                     -

           12% note payable to O'Keefe, principal and
               interest due August 27, 2004 (subsequently
               renegotiated, see Note 9)                             38,500                     -

           12% note payable to Prikos, principal and
               interest due February 1, 2005                         75,000                     -

           24% note payable to Schmidt, principal and
               interest due December 31, 2004                        37,000                     -

           24% note payable to Webb, principal and
               interest due November 1, 2004 (subsequently
               renegotiated, see Note 9)                             25,000                     -

           24% note payable to Weidner, principal and
               interest due December 31, 2004                        60,000                     -
                                                           -------------------   -------------------
                                                             $      899,253         $           -
                                                           ===================   ===================


           The notes payable - related party balance consists of the following:

                                                           September 30, 2004     December 31, 2003
                                                           -------------------   -------------------
           6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               December 31, 2004 (subsequently
               renegotiated, see Note 9)                     $       20,000        $            -

           6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               December 31, 2004                                    305,000               305,000

           6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               November 1, 2004 (subsequently
               renegotiated, see Note 9)                             60,000                     -

           6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               November 1, 2004 (subsequently
               renegotiated, see Note 9)                             80,000                     -
                                                           -------------------   -------------------
                                                             $      465,000        $      305,000
                                                           ===================   ===================

           The notes payable - long term balance consists of the following:

                                                           September 30, 2004     December 31, 2003
                                                           -------------------   -------------------
           6% note payable to Oberman, principal
               and interest due March 22, 2007,
               convertible at the holder's
               request into common stock of the
               company at the price of 60% of
               the average closing bid price for
               the 10 preceding trading dates                $       25,000       $            -

           Convertible debentures (see Note 5)                      525,000                    -

           Convertible debentures (see Note 7)                      750,000                    -
                                                           -------------------   -------------------
                                                             $    1,300,000                    -
                                                           ===================   ===================

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


9.       SUBSEQUENT EVENTS
         -----------------

         In November 2004, Voyager One, Inc. issued to Castle Hill Advisory Group an unsecured 6%, $60,000.00 note payable with principal and interest due January 3, 2004. Castle Hill Advisory Group is an entity controlled by Voyager One, Inc.'s President, Sebastien DuFort.

         In October 2004, Voyager One, Inc. amended an unsecured 12%, $38,500 note Issued to O'Keefe that matured. The note was amended by increasing it to $82,500 with principal and interest due January 9, 2005. The remaining terms of the original note shall remain in full force and effect.

         In November 2004, Voyager One, Inc. renegotiated with Lake & Associates a 12% note that matured, with an original principal of $200,000 to a more favorable maturity date of March 1, 2005. The remaining terms of the original note shall remain in full force and effect.

         In November 2004, Voyager One, Inc. renegotiated with Coen a 24% note that matured, with an original principal of $50,000 and a current principal balance of $40,000 to a more favorable maturity date of January 3, 2005. The remaining terms of the original note shall remain in full force and effect.

         In November 2004, Voyager One, Inc. renegotiated with Webb a 24% note that matured, with an original principal of $25,000 to a more favorable maturity date of January 3, 2005. The remaining terms of the original note shall remain in full force and effect.

         In November 2004, Voyager One, Inc. renegotiated with Matz a 24% note that matured, with an original principal of $35,000 to a more favorable maturity date of January 3, 2005. The remaining terms of the original note shall remain in full force and effect.

         In November 2004, Voyager One, Inc. renegotiated with Quest Manufacturing, Inc. three (3) 6% notes with a combined original principal of $160,000, to more favorable maturity dates of the later of March 1, 2005 or ninety (90) days after the effectiveness of Voyager One, Inc.'s registration statement filed August 26, 2004. The remaining terms of the original note shall remain in full force and effect. Quest Manufacturing, Inc. is an entity controlled by Voyager One, Inc.'s CEO, John Lichter.

         In November 2004, Voyager One, Inc. renegotiated with Castle Hill Advisory Group two (2) 6% notes with a combined original principal of $77,627.77 to more favorable maturity dates of the later of March 1, 2005 or ninety (90) days after the effectiveness of Voyager One, Inc.'s registration statement filed August 26, 2004. The remaining terms of the original note shall remain in full force and effect. Castle Hill Advisory Group is an entity controlled by Voyager One, Inc.'s President, Sebastien DuFort.

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

Plan of Operations

         The Company has sustained net operating losses for the years ended December 31, 2003 and 2002 and for the nine months ended September 30, 2004. For the period of the next 12 months, the Company needs additional capital to continue its development and operations. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

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

Results of Operations

         The Company had no revenues for the nine months ended September 30, 2004. The Company is accounted for as a development stage company.

         Total operating expenses for the three months ended September 30, 2004 were $639,388 as compared to $75,223 for the three months ended September 30, 2003, an increase of $564,165. Total operating expenses for the nine months ended September 30, 2004 were $1,810,231 as compared to $136,482 for the comparative period in 2003, an increase of $1,673,749. The increases are due primarily to insurance costs ($46,000), consulting fees ($321,000), legal fees ($118,000), financing fees ($108,000), payroll and payroll taxes ($595,000) and a general increase in other expenses due to increased activity.

Liquidity And Sources Of Capital

         At September 30, 2004 our cash position required that we actively seek additional sources of capital. At September 30, 2004 the Company had a cash balance of $3,393 as compared to a cash balance of $24,564 at December 31, 2003.

         The Company had negative working capital at September 30, 2004. To date the Company has financed operations by loans, issuance of debt instruments and issuance of shares of common stock in private placements.

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

b)  Reports on 8K during the quarter: 7/15/04 Form 8-K (Item 5)

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VOYAGER ONE, INC.
Date: November 12, 2004

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