Form 10QSB/A
period 2004-09-30
VOYAGER ONE INC
filed 2004-11-16
CIK 1140300

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

5.       CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One, Inc. entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of September 30, 2004, Voyager One, Inc. has received gross proceeds of $525,000. The balance of the proceeds will be paid as follows: $100,000 within 5 business days of Voyager One, Inc.'s common stock being approved for quotation on the Over-the-Counter Bulletin Board, $125,000 within 5 business days of Voyager One's filing of an amended registration statement in response to the Securities and Exchange Commission's first set of comments, and $350,000 within 5 business days of the registration statement being declared effective by the Securities and Exchange Commission. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest closing bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or
         (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default and within sixty (60) days of maturity, these debentures are not convertible if such conversion would result in Cornell Capital beneficially owning more than 4.9% of our outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest closing bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager One, Inc.'s assets. In the event the debentures are redeemed, then Voyager One, Inc. will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital Partners purchased the convertible debentures from Voyager One, Inc. in a private placement in May 2004. Cornell Capital Partners will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. Subsequently, Cornell Capital Partners sold one-half of the convertible debentures to Trey Resources, Inc.

6.       NOTES PAYABLE
         -------------

         The notes payable balance consists of the following:

                                                           September 30, 2004     December 31, 2003
                                                           -------------------   -------------------
           24% note payable to Byrne, principal
               and interest due November 17, 2004            $       55,000        $            -

           12% note payable to Byrne, principal
               and interest due February 1, 2005,
               convertible into common stock on its
               due date at a 50% discount to the
               selling price of the stock on the
               close of business on January 31, 2005.                50,000                     -

           6% note payable to Castle Hill Advisory
               Group, principal and interest due
               October 28, 2004 (subsequently
               renegotiated, see Note 9)                             60,000                     -

           6% note payable to Castle Hill Advisory
               Group, principal and interest due
               October 28, 2004 (subsequently
               renegotiated, see Note 9)                             17,628                     -

           24% note payable to Coen, principal and
               interest due November 1, 2004
               (subsequently renegotiated, see Note 9)               40,000                     -

           12% note payable to Culbertson, principal
               and interest due February 1, 2005
               convertible into common stock on its
               due date at a 50% discount to the
               selling price of the stock on the
               close of business on January 31, 2005.                25,000                     -

           12% note payable to Didanato, principal
               and interest due February 1, 2005
               convertible into common stock on its
               due date at a 50% discount to the
               selling price of the stock on the
               close of business on January 31, 2005.                25,000                     -

           24% note payable to Jassey, principal
               and interest due December 17, 2004                    56,125                     -

           12% note payable to Jassey, principal
               and interest due February 1, 2005
               convertible into common stock on its
               due date at a 50% discount to the
               selling price of the stock on the
               close of business on January 31, 2005.                25,000                     -

           6% note payable to Lake & Associates,
               principal and interest due November 1,
               2004 (subsequently renegotiated, see
               Note 9)                                              200,000                     -

           12% note payable to Lamb, principal and
               interest due February 1, 2005
               convertible into common stock on its
               due date at a 50% discount to the
               selling price of the stock on the
               close of business on January 31, 2005.                50,000                     -

           24% note payable to Matz, principal and
               interest due November 1, 2004
               (subsequently renegotiated, see Note
               9)                                                    35,000                     -

           12% note payable to McGrain, princial and
               interest due February 1, 2005
               convertible into common stock on its
               due date at a 50% discount to the
               selling price of the stock on the
               close of business on January 31, 2005.                25,000                     -

           12% note payable to O'Keefe, principal and
               interest due August 27, 2004 (subsequently
               renegotiated, see Note 9)                             38,500                     -

           12% note payable to Prikos, principal and
               interest due February 1, 2005
               convertible into common stock on its
               due date at a 50% discount to the
               selling price of the stock on the
               close of business on January 31, 2005.                75,000                     -

           24% note payable to Schmidt, principal and
               interest due December 31, 2004                        37,000                     -

           24% note payable to Webb, principal and
               interest due November 1, 2004 (subsequently
               renegotiated, see Note 9)                             25,000                     -

           24% note payable to Weidner, principal and
               interest due December 31, 2004                        60,000                     -
                                                           -------------------   -------------------
                                                             $      899,253         $           -
                                                           ===================   ===================


           The notes payable - related party balance consists of the following:

                                                           September 30, 2004     December 31, 2003
                                                           -------------------   -------------------
           6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               December 31, 2004 (subsequently
               renegotiated, see Note 9)                     $       20,000        $            -

           6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               December 31, 2004                                    305,000               305,000

           6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               November 1, 2004 (subsequently
               renegotiated, see Note 9)                             60,000                     -

           6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               November 1, 2004 (subsequently
               renegotiated, see Note 9)                             80,000                     -
                                                           -------------------   -------------------
                                                             $      465,000        $      305,000
                                                           ===================   ===================

           The notes payable - long term balance consists of the following:

                                                           September 30, 2004     December 31, 2003
                                                           -------------------   -------------------
           6% note payable to Oberman, principal
               and interest due March 22, 2007,
               convertible at the holder's
               request into common stock of the
               company at the price of 60% of
               the average closing bid price for
               the 10 preceding trading dates                $       25,000       $            -

           Convertible debentures (see Note 5)                      525,000                    -

           Convertible debentures (see Note 7)                      750,000                    -
                                                           -------------------   -------------------
                                                             $    1,300,000                    -
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


9.       SUBSEQUENT EVENTS
         -----------------

         In November 2004, Voyager One, Inc. issued to Castle Hill Advisory Group an unsecured 6%, $60,000.00 note payable with principal and interest due January 4, 2005. Castle Hill Advisory Group is an entity controlled by Voyager One, Inc.'s President, Sebastien DuFort.

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

                                VOYAGER ONE, INC.
Date: November 16, 2004

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