Form 10KSB
period 2004-12-31
VOYAGER ONE INC
filed 2005-03-30
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2004

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

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [ ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for Fiscal Year ended December 31, 2004 were $0.00.

As of December 31, 2004, 14,600,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The number of shares held by non-affiliates was 4,726,664 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1.  Description of Business.
         ------------------------

BACKGROUND

         Voyager One, Inc. ("Voyager One") was incorporated under the laws of the state of Nevada in April, 2000. Voyager One was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity which management believed was a suitable acquisition candidate. We have been in the developmental stage since inception and had no operating history other than organizational matters.

CHANGE OF CONTROL

         In February, 2004, Voyager One acquired Silicon Film Technologies, Inc., (Silicon Film), an Illinois corporation, in exchange for 8,597,400 newly issued restricted shares of common stock of Voyager One and 625,000 newly issued shares of Series A preferred stock. This share exchange transaction effected a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Agreement") by and between Voyager One and Silicon Film. As a condition of the closing of the share exchange transaction, certain stockholders of Voyager One cancelled a total of 1,298,400 shares of common stock. Every eight shares of Silicon Film's Class A common stock have been exchanged for one share of Voyager One's common stock and every eight shares of Silicon Film's Class B common stock have been exchanged for one share of Voyager One's Series A preferred stock (based on the total issuance of 8,597,400 Voyager One's shares of common stock).) Each share of newly issued Series A preferred stock is entitled to one hundred votes per share. Immediately after the consummation of the transaction, there were 9,375,000 shares of common stock outstanding and 625,000 shares of Series A preferred stock outstanding.

         On April 28, 2004, Voyager One effected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock, and a cancellation of 400,000 shares of common stock (post-stock split) held by its chief executive officer, John Lichter. After the stock split and cancellation of 400,000 shares, there were 14,600,000 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding. Any reference in this Form 10-KSB to common stock and Series A preferred stock after April 28, 2004 is stated on a post-stock split basis, unless otherwise indicated.

         Pursuant to the Agreement, the officers and Board of Directors of Voyager One resigned and were replaced with the designees of Silicon set forth in Part III, Item 9. Patricia Heller resigned as Secretary and
Director in January, 2004. Gerry Martin, the President, Treasurer and Director resigned upon the closing of the share exchange transaction.

PRINCIPAL PLACE OF BUSINESS

         Voyager One's corporate offices are located at 859 West End Court, Suite I, Vernon Hills, IL 60061; telephone (847) 984-6200.

BUSINESS

         Voyager One conducts its operations through its wholly-owned subsidiary, Silicon Film Technologies, Inc., which is in the business of developing a solution for the 35mm single lens reflex ("SLR") camera owners who are looking for a viable digital method without having to discard their present equipment. The principal key in achieving this objective involves our design, development, and sale of electronic film hardware and software products for digital imaging applications. Our technology enables a conventional
35mm SLR camera to capture, store, and transfer digital images without any physical modification to the camera.

         We believe our approach is novel in that our product design accommodates virtually all 35mm camera bodies by utilizing simple adjustments by the user. Our product consists of two major components, the module and the imaging sensor cartridge. The module attaches to the bottom of virtually all cameras using the standard tripod mounting thread. The module is expected to be adaptable to fit centered on virtually any camera body through the use of mechanisms to lock it in position. The imaging sensor cartridge, instead of film, is inserted in the film cavity inside the camera body. The image sensor cartridge will meet the cross section of minimum sizes of virtually all camera bodies so that one cartridge size can be used. A cable attached to the cartridge is routed through the seam in between the camera door and the camera body. The cable will also be easily adjustable by the owner to allow for the locking mechanism in the door seam resulting from minor variations in camera design.
The user connects this cable to the module with a connector attached to the cable. Removing the imaging sensor cartridge from the camera will return it to a conventional film camera. The imaging sensor cartridge can be stored in the module when not in use in the camera body. Voyager One believes that its electronic film system ("EFS") and other products will be utilized among users desiring the functionality of both conventional and digital photography.

         Some photographers prefer the use of film because they believe it provides a higher quality image and allows them to use equipment that they are accustomed to using including expensive lenses. However, based on the marketing and development of the first generation product, the "EFS-1," we think many of them also desire to augment their film shooting with digital imaging as a convenient option at a competitive cost without forcing them to give up the use of their cameras, lenses, and photo accessories which they are accustomed to using and for which they may have expended great expense.

         Notwithstanding our auditor's expression of doubt about our ability to operate as a going concern (see "Going Concern," below), as well as the fact that we have no current revenues, we believe we will continue to operate and that our product will be marketable. Voyager One's growth is expected to be driven by the growth of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture, robust marketing and manufacturing strategies, and a talented management and product development team.

         The installed base of owners of 35mm SLR cameras represent a significant market segment. In 2003, 61 million U.S. households owned a 35mm camera, and 23 million U.S. households owned a 35mm SLR camera according to the 2004 Photo Marketing Association U.S. Consumer Photo Buying Report. From a review of the data, we estimate the installed base of 35mm SLR units worldwide is between 60 to 80 million. Further, conventional point and shoot camera sales have declined substantially with digital point and shoot cameras taking up their market. However, the 35mm SLR sales have held firm and have actually showed slight increases each year.

         We do not yet have (or need) a significant sales staff, although we currently consult with one person focused on business development and sales. With an estimated 3 million 35mm SLRs entering the market each year, we also believe opportunities for co-branding and bundling exist. "Co-branding" is the practice of using two brand names on a single product to gain advantages of increased market share or recognition. "Bundling" is the packaging of products together at one price that is usually less than the price of the individual products if purchased separately to increase the appeal to potential customers. Bundling is intended to increase exposure, recognition and market share while reducing advertising and marketing costs. Our prices are expected to be competitive with add-on accessories such as lenses and high-end flash attachments.

PRODUCT AND DEVELOPMENT

         The Electronic Film System is an imaging system that allows conventional 35mm film SLR camera users the ability to capture digital photos with their existing equipment. The first product, EFS-1, is a 1.3 Mega-Pixel device that resides entirely interior to a camera body. This product has some disadvantages compared to competing digital photo devices on the market in the inability to view photos without the use of a computer, inadequate battery life, and a substantially reduced field of view. The EFS-1 is technologically advanced in its miniaturization, but it is expensive to manufacture due to many custom manufacturing processes and components.

         The new EFS products will use many of the EFS-1 technological advances in image processing and use a novel approach to be able to use the systems in almost all SLR camera bodies by any manufacturer. The processing, displaying and storage unit is similar to a typical digital camera operation in allowing the user to view and delete image files and also to interchange media for additional space for storage of files. The original EFS-1 is a totally custom system compared to the new EFS that uses readily available technologies. Since the new EFS products will use readily available parts and components, the products will be easier to procure making the system more cost efficient, easy to manufacture and robust.

         In May 2004, the first prototype was developed of the four mega-pixel version of the EFS. This prototype, which was functional but was not built to a commercially feasible form or size, was developed primarily as a demonstration device and to use as a hardware and software development platform. This platform has allowed our engineers to prototype a new circuit for improving the electronic system needed to develop the new generation product. Development of this prototype continues to progress. The detailed electrical circuit schematics and mechanical design specifications are near completion. Because of corporate fiscal restraints, procurement of the testing prototype has been delayed due to costs associated with the purchase of components and services for custom board design. Once these restraints have been eased, the procurement of the components and services can commence and the start of prototype testing is anticipated to occur within two months thereafter.

         While we only have a prototype of the product we expect to commercialize, we expect to grow. Our growth expectations are based on the marketing and research and development which began with the first generation product of our electronic film system, the "EFS-1", and continues with our prototype for the second generation, the "EFS-4." The EFS-1 was the winner of the Photo Marketing Association-DIMA section's "Innovative Digital Product Award" in 2001. The EFS-1 was also featured in numerous magazines and at trade shows. The feedback from photographers was positive. We believe recognition of our technology and continuing improvements support our expectations of growth.

INTELLECTUAL PROPERTY

         In February 2003, Silicon Film Technologies, Inc., our wholly-owned subsidiary, purchased from Quest Manufacturing, Inc. (an entity controlled by Voyager One's president, John Lichter) all the non-cash assets and assumed one accounts payable of a now-bankrupt California company for a total purchase price of $1,158,250 pursuant to an Asset Purchase Agreement attached as Exhibit 2.2. Neither John Lichter nor Sebastien DuFort, Voyager One's president, were employees of the California company.

         The non-cash assets acquired in this transaction included plastic tooling, molds, metal tooling, software, intellectual property and licensing agreements. The only liability assumed was a payment of approximately $76,000 due Knobbe, Martens, Olson & Bear, LLP, (KMOB) our predecessor's patent attorneys. The non-cash assets of the bankrupt California company were purchased and the account payable assumed by Quest Manufacturing, Inc. on February 2, 2002 through a bankruptcy court order. Pursuant to the Asset Purchase Agreement, Quest Manufacturing, Inc. received 15,365,000 shares of Class A Common Stock of Silicon Film Technologies, Inc. valued at $768,250 or $0.05 per share and was to be paid the sum of $70,000 by June 30, 2003 and the sum of $320,000 by December 31, 2004. The unpaid balance accrues interest at the rate of 6% per annum. As of December 31, 2004, the unpaid balance totals $305,000 without interest.

         All of the patents purchased from Quest Manufacturing, Inc. are the subject of assignments which conveyed all rights, title and interest in the underlying patents. Some of the patents are the subject of a licensing agreement between an unaffiliated third party, Itzchak Sapir, and the now-bankrupt California based company. Pursuant to the licensing agreement and amendment thereto, the inventor, Itzchak Sapir is to receive a royalty payment of 1.5% of all e-film sales.

         Voyager One has also retained KMOB to maintain our current intellectual property rights relating to our EFS. The law firm has followed an aggressive strategy of protecting the Company's current intellectual property rights and are in the process of perfecting assignments of issued patents and trademarks that were purchased by Voyager One. Voyager One also intends to aggressively protect intellectual property created through its ongoing development efforts. .

INTELLECTUAL PROPERTY PATENTS

         Voyager One has five issued United States patents and one issued and one pending foreign patents applying to the EFS and generally related to attributes of the EFS. Voyager One owns all rights, title and interest in the technology and intellectual property which is the subject of the royalty bearing licensing agreement and amendment thereto and assignment with Itzchak Sapir.

         Our issued United States patents involve the following inventions and designs:


     Apparatus for operating a film camera-#5282040:
          Filed: August 25, 1995, Issued: January 25, 1994,
          Expires: May 7, 2011;

     An apparatus for electronic photography using a conventional film camera-#5452000:
          Filed: October 26, 1993,
          Issued: September 19, 1995,
          Expires: May 7, 2011

     An image sensor package with image plane references-#614389:
          Filed: July 27, 1999,
          Issued: November 14, 2000,
          Expires: July 27, 2019

     System and method for operating an electronic film camera- #6370339:
          Filed: November 12, 1999,
          Issued: April 9, 2002,
          Expires: November 12, 2019

     E-film cartridge with sensor avoidance feature-#639224:
          Filed: July 14, 2000,
          Issued: May 21, 2002,
          Expires: July 14, 2020

     Our issued Hong Kong patent involves the following invention and design:

     Apparatus for operating a conventional film camera in an electronic mode-#HK1004077:
          Filed: April 15, 1998,
          Issued: November 13, 1998,
          Expires: May 7, 2011

         We have one patent pending in Canada involving the following invention and design:

     Electronic photo album and method of film processing:
          Application #2329723,
          Filed April 26, 1999.


INTELLECTUAL PROPERTY TRADEMARKS

         We have one registered and two pending United States trademarks and four registered foreign trademarks. The registered trademark is a stylized (e). Our pending trademarks cover the marks "Silicon Film" and "Silicon Film Technologies."

         Our foreign registered trademarks cover the stylized (E) mark in Mexico and the "Silicon Film" mark in Australia, New Zealand and Switzerland.

INTELLECTUAL PROPERTY DOMAIN NAMES

         We have 2 registered domain names: www.siliconfilm.com, expiring in 2012, and www.side.com, expiring in 2008.

INTELLECTUAL PROPERTY LICENSING ARRANGEMENTS

         We own the technology and intellectual property underlying our electronic film system but are obligated, pursuant to a licensing agreement with Itzchak Sapir and amendment thereto, to pay royalties on all planned products which incorporate this system. Accessories such as batteries and cables do not have royalties attached to them. Once we commercialize our product, we expect to pay royalties under a licensing arrangement with an unaffiliated third party, Itzchak Sapir, who assigned all of his rights, title and interest in the intellectual property underlying our EFS. If we sell products incorporating the patented technology, we would pay Itzchak Sapir a royalty equal to 1.5% of the gross sales price of such products we sell to third parties. For this purpose, gross sales price means the price actually charged to the purchasers of these products minus excise and sales taxes, import duties and separately invoiced shipping charges and adjusted for actual returns.

COMPETITION

         While we do not face any direct competition to our EFS products, there are several ways to create digital images. The principal competitive technologies are photo-quality digital camera bodies, scanners, and third-party digital photo finishing. Each of these competing solutions presents a different combination of tradeoffs of features, functionality, convenience and cost. Some of the competing solutions are manufactured and marketed by companies that are larger than us and that have greater access to capital and other scarce resources than we do. We base our statements on the marketing and research and development which began with the first generation product of our predecessors electronic film system, the "EFS-1," and continues with our prototype for the second generation, the "EFS-4".

         PHOTO-QUALITY DIGITAL CAMERAS Photo-quality digital cameras have several attractive features, including liquid crystal display panels for immediate image review, large feature sets, and expanded user interfaces. The dominant participants in this area are Sony, Nikon, Kodak and Olympus. But digital cameras generally lack such professional-level camera options as a wide range of standard interchangeable lenses and through-the-lens viewing. Only high-end models have features comparable to conventional 35mm single-lens reflex
(SLR) cameras, such as zoom lenses and built-in flash capabilities. Moreover, these devices tend to use energy resources quickly, resulting in significant consumable costs. Many consumer models require AA batteries, which can be drained in as little as one hour of use. Our "EFS-4" prototype will use rechargeable lithium ion batteries, which will reduce consumable costs.

         Other disadvantages include incompatible hardware, inconsistent storage formats, and incompatible connectivity cords, cables, and file transfer methods. A recent US NEWS AND WORLD REPORT article concluded that "consumer digital cameras simply don't deliver the quality or flexibility users have come to expect from film cameras."

         Similarities with our EFS include the use of memory cards in order to shoot more than one set of images and the necessity of purchasing a new system in order to upgrade a camera's image resolution. Also, like our EFS, many digital SLR cameras have a field of vision multiplier greater than one. The field of vision multiplier is the magnification of the image. Film is valued at one. Since our sensor is thicker than film and must be placed in the film compartment, our imaging sensor must be smaller than a single frame of 35mm film thereby making our field of vision multiplier equal to 1.3. A field of vision multiplier greater than one can be considered a disadvantage to film purists because image size is not identical to film. While there are some digital SLR cameras with multipliers of one most equal our value of 1.3 or greater. However, the field of vision multiplier can also be considered an advantage to those who want more pseudo-magnification performance from their lenses. Since the imaging area is smaller than film, the image captured must be made larger to print the same size photo. This in effect "zooms" in the image by the filed of vision multiplier.

         Our products, by contrast, provide the flexibility and choice of conventional or electronic film formats, and deliver the benefits of digital imaging without the hassle, complexity, and cost of exchanging existing camera equipment. Our product design is unique in that it accommodates virtually all 35mm camera bodies by utilizing simple adjustments by the user. While the integration of our EFS device with a conventional 35mm SLR camera will add some bulk and weight to the camera body, it will be minimal. Our product consists of two major components, the module and the imaging sensor cartridge. The module attaches to the bottom of virtually all cameras using the standard tripod mounting thread. The module is expected to be adaptable to fit centered on virtually any camera body through the use of mechanisms to lock it in position. The imaging sensor cartridge, instead of film, is inserted in the film cavity inside the camera body. The image sensor cartridge will meet the cross section of minimum sizes of virtually all camera bodies so that one cartridge size can be used. A cable attached to the cartridge is routed through the seam between the camera door and the camera body. The cable will also be adjustable to allow for the locking mechanism in the door seam resulting from minor variations in camera design. The user would connect this cable to the module using a connector attached to the cable. Removing the imaging sensor cartridge from the camera will return it to a conventional film camera. The imaging sensor cartridge would be able to be stored in the module when not in use in the camera body.

         DIGITAL CAMERA BODIES To address the needs of photographers wishing to use their existing lenses on a digital camera body, manufactures such as Nikon, Kodak, Canon, and Minolta offer digital cameras based upon conventional 35mm SLR camera bodies. These products are generally very costly, ranging in price from approximately $900 to more than $4,500 per unit. The market for these camera bodies is largely limited, therefore, to the professional and photojournalism segments, and general market penetration has been negligible. A further disadvantage of such systems is that each product is limited to one camera system brand. Our second generation product, "the EFS-4," will have advantages over digital camera bodies by retailing at a substantially lower price and by attaching to virtually all camera models.

         PHOTO-QUALITY SCANNERS Notwithstanding the growth of digital camera sales, the most common method of digitizing images is currently the scanning process, through which conventional negatives, slides, and prints can all be converted into digital data. With resolutions ranging from two to six mega-pixels, low-cost film scanners present a compelling value proposition and allow enlargement and image cropping features that are not practicable with digital cameras and the EFS system. Scanners with 36-bit color depth are able to capture more colors than digital cameras and to provide extremely smooth gradients, color ramps, and tonal variations. Finally, scanners allow photographers to retain the many advantages of conventional film, including its wide dynamic range, and ability to produce magnification enlargements from the original slide or negative. Over the past year, photo-quality scanners have declined significantly in price and improved their capabilities and image quality. Current prices range from less than $100 to more than $2,000, with even inexpensive units providing exceptional resolution and color fidelity. The larger players in this area are Hewlett Packard and Epson.

         Traditional scanning produces adequate results most of the time, but the need to develop each image prior to scanning makes the process quite time-consuming and costly. To produce a scanned image, the user must purchase conventional film, take the picture, develop the film, and scan the negative or print. For novice users, the successful scanning of even a handful of images can often take several minutes to an hour and requires the additional purchase of a scanner.

         THIRD PARTY DIGITAL PHOTO FINISHING Photo CD image scanning digitization services, including the Kodak/Intel Picture CD product and range of emerging Internet-based offerings, are now available to conventional film-based photographers. Advantages include the ability to capture all of the image information available on film, software compatibility, and the archival characteristics of the medium itself. Disadvantages include the delay in processing and the need to pay for the processing of entire roll of images even if the user only wants a few selected shots to be digitized. For most photo-finishing outlets, photo CD scanning must be done at another facility, further increasing turnaround times. And unlike direct digital photography, image capture is not free.

         COMPETITIVE POSITIONING OF EFS Digital images generally have a much lower resolution than conventional pictures. For web applications, the image resolution is usually kept to a minimum to reduce data file sizes for image transfer and storage, as large data files take a lot of time to transfer and consume a significant amount of memory. Most experts believe, however, that a digital image can achieve near photo quality in a web application with an image resolution of one million pixels (1 mega-pixel) for up to a 4" X 6" print, two mega-pixels for a 8" X 10" print, and four mega-pixel for poster size images. Most web applications do not require the production of 4" X 6" prints, and some digital cameras currently available in the market do not even offer one mega-pixel resolution.

         Digital images used in web applications often have a much lower resolution than EFS, high-end digital cameras, or scanners can deliver. Hence, once certain thresholds are crossed, few material quality advantages separate one system from another. Critical elements in the potential customer's purchase decision will likely be based on price, cost of accessories (batteries, memory cards, etc.), convenience, and flexibility.

         We believe that the EFS will be a compelling product for the installed base of 35mm SLR camera owners who want to capture digital images because of our product's ability to deliver quality pictures and provide the user with the convenience of familiarity, the flexibility of choice, and functionality of quality at a reasonable price. We also believe that the EFS system cost will be significantly lower than the cost of the digital camera alternatives because the EFS system would allow users to forego the additional costs associated with digital cameras, including the cost of disposable batteries.

Item 2.  Description of Property.
         ------------------------

         Voyager One did not own any real property in fiscal 2004. Prior to the reorganization with Silicon in February, 2004, Voyager One utilized the office space of Gerry Martin, the Company's then majority stockholder, officer and director, pursuant to an oral agreement at no charge to the Company. The office was located at 2102 Business Center Drive, Suite #130, Irvine, California 92612. Following the closing of the transaction, the Company leases it's principal executive offices which are located at 859 West End Court, Suite I, Vernon Hills, IL 60061. The lease requires monthly payments of $4,200. In addition, Voyager One is responsible for all taxes and operating expenses. The lease expires on September 30, 2005. Total rent expense under this agreement was $17,325 for the year ended December 31, 2003 and $68,055 for the year ended December 31, 2004.

         We believe that our offices should be adequate to meet our needs in the near future. In the event that our business expands, we believe we will have an ability to expand our offices.

         Subsequent to year end, Voyager One entered into various leases for equipment which require monthly payments totaling $6,139 in 2005. Total monthly lease payments in 2005 are $8,651.

         We have not invested in any real property at this time nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.
         ------------------

         We are not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matter was submitted to a vote of stockholders in the fourth quarter of 2004.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.
         -------------------------------------------------------------------

NO PUBLIC MARKET

         Voyager One's common stock is currently not traded on any public trading market. Management intends to file an application with the National Association of Securities Dealers (NASD) to initiate the quotation of our common stock on the Over-The-Counter Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. No assurances can be given that the NASD will approve our application.

CAPITAL STOCK

         The authorized capital stock of Voyager One consists of 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2004, there were 14,600,000 shares of common stock outstanding and 1,000,000 shares of Series A preferred stock outstanding. The following description is a summary of the capital stock of Voyager One and contains the material terms of the capital stock. Additional information can be found in Voyager One's Articles of Incorporation and Bylaws.

         COMMON STOCK. Each share of common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, stockholders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors. Stockholders have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions related to the common stock. In the event of liquidation, dissolution or winding up of Voyager One, stockholders are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

         PREFERRED STOCK. The Company is authorized to issue 5,000,000 shares of Series A preferred stock, of which 1,000,000 shares are currently outstanding. The Company's Board of Directors is authorized to issue the preferred stock in one or more series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions thereof, including the dividends rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series and the designation of such series. The Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock and could have certain anti-takeover effects.

         SERIES A PREFERRED STOCK. The powers, preferences and rights of the Series A preferred stock and any qualifications, limitations or restrictions are identical to the common stock, with the exception of voting rights. Holders of Series A preferred stock are entitled to one hundred (100) votes in person or by proxy for each share of Series A preferred stock standing in his, her or its name on the stock transfer records of the Company. Except as otherwise specifically provided, all actions submitted to a vote of the Stockholders shall be voted on by the holders of common stock and Series A preferred stock, voting together as a single class. Each Series A Preferred Share is convertible into one share of common stock at the discretion of the stockholder.

EXCHANGE OF VOYAGER ONE'S COMMON AND PREFERRED STOCK

         In February 2004, under an Agreement and Plan of Reorganization between Voyager One, and Silicon Film Technologies, Inc., Voyager One instructed its transfer Agent to issue an aggregate of 8,597,400 "restricted" shares of Voyager One's common stock and 625,000 "restricted" shares of Voyager One's Series A preferred stock to Silicon Film Technologies, Inc.'s stockholders on a PRO RATA basis and caused such shares to be delivered to Silicon Film Technologies, Inc. Each eight shares of Silicon Film Technologies, Inc.'s Class A common stock was exchanged for one share of Voyager One's common stock, and each eight shares of Silicon Film Technologies, Inc.'s Class B common stock was exchanged for one share of Voyager One's Series A preferred stock. In April 2004, Voyager One effected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock. The shares of common stock and Series A preferred stock referred to in this paragraph are stated on a pre-stock split basis.

ANTI-TAKEOVER EFFECTS OF PROVISIONS OF THE ARTICLES OF INCORPORATION AUTHORIZED AND UNISSUED STOCK

         The authorized but unissued shares of our common and preferred stock are available for future issuance without our stockholders' approval. These additional shares may be utilized for a variety of corporate purposes including, but not limited to, future public or direct offerings to raise additional capital, corporate acquisitions and employee incentive plans. The issuance of such shares may also be used to deter a potential takeover of Voyager One that may otherwise be beneficial to stockholders by diluting the shares held by a potential suitor or issuing shares to a stockholder that will vote in accordance with Voyager One's Board of Directors' desires. A takeover may be beneficial to stockholders because, among other reasons, a potential suitor may offer stockholders a premium for their shares of stock compared to the then-existing market price.

CONVERTIBLE DEBENTURES ISSUED IN CONNECTION WITH SECURITIES PURCHASE AGREEMENT

         In 2004, Voyager One, issued four, three-year, 5% convertible debentures totaling $650,000 to Cornell Capital pursuant to the Securities Purchase Agreement dated May 10, 2004. On March 8, 2005, Voyager One, Inc. consented to the assignment executed on December 15, 2004 by Cornell Capital to Trey Resources, Inc., a Delaware corporation, of one-half or $325,000 of the convertible debentures plus accrued but unpaid interest on a pro rata basis. In accordance with the assignment, Cornell Capital terminated the original debentures issued on May 21, 2004 for $300,000 and $100,000, August 26, 2004 for $125,000 and November 22, 2004 for $125,000. Concurrently, Voyager One issued four debentures to Cornell Capital and Trey Resources, each, in the amounts of $150,000, $50,000, $62,500 and $62,500. Except as indicated above, the terms of the newly issued debentures are identical to those of the originals. Voyager One also intends to issue additional convertible debentures, effective March 8, 2005 totaling $21,082.19 which represents earned but unpaid interest on the original four debentures up to termination.

         The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. These debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of our outstanding common stock, except upon an event of default. At maturity, Voyager One has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i)150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Prior to maturity, Voyager One has the option to redeem a portion or all of the outstanding debentures at a price of 150% of the amount redeemed plus accrued interest. If the debentures are redeemed, Voyager One will issue to the holder a warrant to purchase 50,000 shares of common stock for every $100,000 redeemed. The warrant is exercisable on a cash basis at an exercise price equal to 150% of the lowest initial bid price of our common stock as submitted by a market maker and approved by the NASD. There remains an additional $450,000 in convertible debentures to be issued under the Securities Purchase Agreement. The convertible debentures are secured by all of Voyager One's assets.

OPTIONS

         As of December 31, 2004, we had 400,000 outstanding options with an exercise price of $0.25. Such options expire in 2009.

WARRANTS

         As of December 31, 2004, we had outstanding warrants to purchase 666,666 shares of our common stock. Such warrants have an exercise price of $0.25 per share, and cannot be exercised until January 15, 2005. The warrants expire on January 15, 2010.

CONVERTIBLE UNSECURED NOTE OBERMAN

         In April, 2004, Voyager One issued a 6%, $25,000 convertible note to Harry Oberman. The principal together with any unpaid accrued interest is due on the maturity date of April 1, 2007. Interest calculated under this note accrues from the date funds are received by Voyager One through the date that the note is either converted, redeemed, or satisfied. After the second anniversary of the note, the note holder has the right to convert the note into the common stock of Voyager One. The note holder must notify the Company in writing of its desire to convert the note into shares of common stock of Voyager One, in whole or in part, on a particular date. The conversion price is equal to 60% of the average closing bid price as reported by the NASD, NASDAQ SmallCap, National Markets, or the OTC. In the event the common stock is listed on a stock exchange, the closing bid price is that reported in The Wall Street Journal. In the event that Voyager One's common stock is not trading or quoted, the conversion option is void. Voyager One may, at its option, at any time prior to the maturity date, redeem the note, in whole or in part. If the redemption is within the first year (months 1-12), the redemption price will be 110% of the face value of the original principal amount, plus accrued interest from the date funds were received by Voyager One until the redemption date. If the redemption is within the second year (months 13-24), the redemption price will be 120% of the face value of the original principal amount, plus accrued interest from the date funds were received by Voyager One until the redemption date. If the redemption is within the third year (months 25-36), the redemption price will be 130% of the face value of the original principal amount, plus accrued interest from the date funds were received by Voyager One until the redemption date. If Voyager One wants to redeem the note during the third year, Voyager One must give a 30 day written notice of such redemption to allow the note holder the option to convert into common stock.

CONVERTIBLE UNSECURED NOTES HEMMEL, JASSY, MATZ, NOLAN AND O'KEEFE

         In December 2004 and January 2005, Voyager One issued five 12% convertible notes totaling $274,377.75 to Hemmel, Jassy, Matz, Nolan and O'Keefe. The principal with any unpaid accrued interest is due on a range of maturity dates between June 15, 2005 and July 12, 2005. Interest calculated under these notes accrues from the date funds are received by Voyager One through the date that the note is either converted, redeemed, or satisfied. After Voyager One's common stock has been trading on a public market for 90 days, the note holder has the right to convert the note into the common stock of Voyager One. The note holder must notify the Company in writing of its desire to convert the note into shares of common stock of Voyager One, in whole or in part, on a particular date. These notes, or portion hereof, are convertible into the number of the shares determined by dividing the principal amount of the note, and accrued interest, by the conversion price. The conversion price is be equal to 75% of the average closing bid price for the 30 trading days immediately preceding the conversion date. The closing bid price of the common stock shall be the closing bid price as reported by the NASD, NASDAQ SmallCap, National Markets, or the OTC. In the event the common stock is listed on a stock exchange, the closing bid price is that reported in The Wall Street Journal. In the event that Voyager One's common stock is not trading or quoted, the conversion option is void. Voyager One may, at its option, at any time prior to the maturity date, redeem these notes, in whole or in part. The redemption will be at 110% of the face value of the original principal amount, plus accrued interest from the date funds were received by Voyager One until the redemption date. If Voyager One wants to redeem the notes after Voyager One's common stock is trading on a public market for more than 90 days, Voyager One must give a 5 day written notice of such redemption to allow the note holders the option to convert into common stock of Voyager One.

CONVERTIBLE UNSECURED NOTES BYRNE, CULBERTSON, DIDANATO, JASSY, LAMB, MCGRAIN AND PRIKOS

         In January 2004 and February 2004, Silicon Film Technologies, Inc. issued seven 12% convertible notes totaling $275,000.00 to Byrne, Culbertson, Didanato, Jassy, Lamb, McGrain and Prikos. The principal and interest payments totaling $307,736.99 are due on February 1, 2005. Interest under these notes will accrue from the date funds are received by Silicon Film, through the date that they are either converted, redeemed or satisfied. Silicon Film may not prepay these notes without paying all unearned interest. At the time the notes become due the note holders have the option to convert the entire amount or a partial amount due into the common stock of Silicon Film Technologies in lieu of payment. If converting the whole note into stock, then the note holder may take the full amount of interest under the note and apply it in the conversion. The conversion into stock will be at a 50% discount to the market price of stock at the close of business on January 31, 2005. In the event that Silicon Film Technologies common stock is not trading or quoted, the conversion option is void. In February 2005 these notes have been renegotiated and replaced. Voyager One issued seven 12% convertible notes totaling $307,736.99 to Byrne, Culbertson, Didanato, Jassy, Lamb, McGrain and Prikos. The principal together with any unpaid accrued interest is due on July 31,2005. Interest under these notes accrue from February 1, 2005 until the note is either converted, redeemed or satisfied. After Voyager One's common stock has been trading on a public market for 90 days, the note holder has the right to convert the note into the common stock of Voyager One. The note holder must notify Voyager One in writing of its desire to convert the note into shares of common stock of Voyager One, in whole or in part, on a particular date. These notes, or portion hereof, are convertible into the number of the shares as will be determined by dividing the principal amount of the note and accrued interest by the conversion price. The conversion price is equal to 50% of the average closing bid price for the 30 trading days immediately preceding the conversion date. The closing bid price of the common stock will be the closing bid price as reported by the NASD, NASDAQ SmallCap, National Markets, or the OTC. In the event the common stock is listed on a stock exchange, the closing bid price is that reported in The Wall Street Journal. In the event that Voyager One's common stock is not trading or quoted, the conversion option is void. Voyager One may, at its option, at any time prior to the maturity date, redeem these notes, in whole or in part. The redemption will be at 110% of the face value of the original principal amount, plus accrued interest from the date funds were received by Voyager One until the redemption date. If Voyager One wants to redeem the notes after Voyager One's common stock is trading on a public market for more than 90 days, Voyager One must give a five day written notice of such redemption to allow the note holders the option to convert into common stock of Voyager One.

DIVIDENDS

         Voyager One does not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. Voyager One presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

SHARES ELIGIBLE FOR FUTURE SALE

         Out of the total of 14,600,000 shares of Common Stock outstanding as of December 31, 2004, 355,600 shares are unrestricted or free trading.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

FORWARD-LOOKING STATEMENTS

         Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB and elsewhere in this filing that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

GENERAL

         Voyager One is in the business of developing a solution for the 35mm SLR camera owners who are looking for a viable digital solution method without having to discard their present equipment. The principal key in achieving this objective involves our design, development, and sale of electronic film hardware and software products for digital imaging applications. We believe that Voyager One is positioned for success based upon our development of technology that enables a conventional 35mm single lens reflex camera to capture, store, and transfer digital images without any modification to the camera. Silicon Film Technologies, Inc. believes that our electronic film system and other products are positioned to become industry standards among users desiring the functionality of both conventional and digital photography. Voyager One's growth is expected to be driven by the growth of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture, robust marketing and manufacturing strategies, and a talented management and product development team.

         The following information should be read in conjunction with the financial statements of Voyager One and the notes thereto appearing elsewhere in this filing.

PLAN OF OPERATIONS

         Voyager One has sustained net losses for the years ended December 31, 2004 and 2003 in the amounts of $2,490,686 and $689,481, respectively. For the period of the next 12 months, Voyager One needs additional capital to continue our development and operations. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations.

         Voyager One is also exploring other transactions that will fit our business model and assist us in meeting the demands of the research and development and product-offering segment of the business.

         If we receive additional working capital, we plan to significantly increase our employees and assets in the form of equipment and inventory to execute our business plan.

         Voyager One had no revenues for the year ended December 31, 2004 and for the year ended December 31, 2003. Voyager One is accounted for as a development stage company.

EXPECTED PURCHASE OF SIGNIFICANT EQUIPMENT

         If sufficient capital is obtained, we plan to purchase significant capital items through 2007. We will adjust these to meet the available cash flow of operations. These purchases will be depreciated accordingly and are broken down into the following categories:

a) Furniture: Plan is for general office type furnishing, desks, chairs, etc.
         2nd quarter 2005                 $0
         3rd & 4th quarters 2005     $60,000
         1st & 2nd quarters 2006     $30,000
         3rd & 4th quarters 2006     $12,000
         1st & 2nd quarters 2007     $12,000
         3rd & 4th quarters 2007     $12,000

b) Office equipment: Includes items such as Computers, Fax, Copiers, Printers.
         2nd quarter 2005                 $0
         3rd & 4th quarters 2005     $60,000
         1st & 2nd quarters 2006     $30,000
         3rd & 4th quarters 2006     $12,000
         1st & 2nd quarters 2007     $12,000
         3rd & 4th quarters 2007     $12,000

c) Software: Specialized software for Accounting, Product Development, Inventory, Image Processor Source Code, etc.
         2nd quarter 2005           $200,000
         3rd & 4th quarters 2005    $110,000
         1st & 2nd quarters 2006     $30,000
         3rd & 4th quarters 2006     $12,000
         1st & 2nd quarters 2007     $12,000
         3rd & 4th quarters 2007     $12,000

d) Lab & Test Equipment: Includes Oscilloscopes, Vision System, Imager Test Stations, Microscopes, Circuit Test Stations and Final Product Test Stations, etc.
         2nd quarter 2005           $250,000
         3rd & 4th quarters 2005    $300,000
         1st & 2nd quarters 2006     $50,000

e) Fabrication Equipment: Includes Imager Packaging Fixtures, Assembly Equipment, Epoxy Dispensing Equipment, Ovens, etc.
         2nd quarter 2005           $400,000
         3rd & 4th quarters 2005    $650,000
         1st & 2nd quarters 2006    $450,000

f) Imager Design & Tooling: Includes Design of Pixels, Imager and Photo Tooling Masks to Produce CMOS Imagers and related Semiconductors.
         2nd quarter 2005           $300,000
         3rd & 4th quarters 2005    $650,000

g) Production Tooling: Includes Plastic Injection Molding Molds, Metal Stamping Dies, Circuit Board Dies, Die Cut Dies, etc.
         2nd quarter 2005                 $0
         3rd & 4th quarters 2005  $1,000,000
         1st & 2nd quarters 2006    $300,000
         3rd & 4th quarters 2006    $300,000

EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

         As of December 31, 2004, we had eight (8) full-time employees, and one
(1) part-time employee. Four are in Administration & Operations and five are in Product Development. None of our employees are represented by a labor organization and we are not party to any collective bargaining agreements.

         By the year end of 2005, we anticipate hiring twelve (12) additional employees. Three in manufacturing, five in sales and marketing, two in product development and two in administration and operations. This would bring our total number of employees to 21. Additional resources that are needed will be outsourced.

PRODUCT DEVELOPMENT

         In May 2004, the first prototype was developed of the four mega-pixel version of the EFS. This prototype, which was functional but was not built to a commercially feasible form or size, was developed primarily as a demonstration device and to use as a hardware and software development platform. This platform has allowed our engineers to prototype a new circuit for improving the electronic system needed to develop the new generation product. Development of this prototype continues to progress. The detailed electrical circuit schematics and mechanical design specifications are near completion. Because of corporate fiscal restraints, procurement of the testing prototype has been delayed due to costs associated with the purchase of components and services for custom board design. Once these restraints have been eased, the procurement of the components and services can commence and the start of prototype testing is anticipated to occur within two months thereafter.

         Voyager One intends to continue the development activities in three products as defined below:

     4 Mega-Pixel Electronic Film System (EFS-4)
     10 Mega-Pixel Electronic Film System (EFS-10)
     18 Mega-Pixel Electronic Film System (EFS-18)

         We intend to develop each project over several phases that will include defining the product requirements, engineering development, prototype development, engineering and system tests, manufacturing and sustaining engineering.

         During the product definition phase, industry trends along with comparable products are reviewed and product requirements are then outlined. Concurrently, engineering evaluates and selects appropriate technologies to match the market requirements.

         Engineering may start electrical architecture and explore mechanical/industrial design concepts to help determine the total scope of the project. At the end of this phase the resource requirements, high level schedule, development costs and "bill of material" cost estimates have been completed. Once the project has been determined to benefit Voyager One, engineering development can begin where detailed circuit schematics software/firmware code, and mechanical design drawings specifications can be prepared. Once the initial engineering is completed, a prototype can be manufactured. The prototype manufacturing requires printed circuit board assembly, purchased "standard" components along with custom mechanical parts to complete the system assembly. The system assembly can then be put through rigorous hardware and system level tests to verity the functionality, robustness and the reliability of the design. Typically more than one version of the prototype is manufactured due to issues found in testing and then corrected with the subsequent versions. Once the prototype has adequately passed the testing, the final specifications are then used to procure tools to produce the parts in higher volume to obtain a lower production cost and consistent quality. While the tools are time consuming and expensive to produce, this process will only be started when there is high confidence in the design and there will be minimal corrections during this phase. Additional systems will be manufactured using the production process and production tools. These pre-productions systems will be put through additional rigorous testing to validate that the production tools and processes are adequate to produce consistent assemblies that meet product requirements. Additionally, these pre-production systems may be used in user interface testing with potential customers to get feedback and correct any overlooked issues with the software or hardware. The pre-production systems are built on the intended final manufacturing line or site and any manufacturing processes or tests will be exercised and validated to ready the manufacturing line for high volume production. After final testing has been found acceptable, the system is declared ready for high volume production. We anticipate that the total development process will take approximately 12 months from product definition to high volume production, and will vary depending on project complexity and scope. Once the product is in high volume manufacturing, the product is refined by the sustaining engineering based on customer service feedback and field issues. The sustaining engineering effort also includes notification to development engineers and business development personnel of issues or improvements to current products to include in subsequent products.

         The resources required during development will vary and will consist of personnel with different skills and will include electrical engineers, mechanical engineers, software engineers, tooling engineers, project administrators, and manufacturing engineers. Some resources may be outsourced depending on the skill required and the time frame in which the skill is needed. It is the intention to permanently hire certain skills if it is critically required to succeed or to build on core competencies.

         Two outsourced technical development companies have been under arrangements to work on the product development of the EFS-4. Applied Color Science, Inc. has been engaged to assist in the development of the 4 mega-pixel sensor and related technologies due to their expertise in digital camera systems and image processing. In March and April 2004, we issued two purchase orders to Applied Color Science to build our 4 mega-pixel prototype for a flat rate per written estimated quote and an additional 20 hours of technical assistance at a fixed hourly rate, which includes the support of industrial design activities, the evaluation of sensor packaging, the preparation of specification requirements and the evaluation of feedback from Fill Factory, our CMOS sensor manufacturer. We do not have a formal written agreement with Applied Color Science. One of our former employees now works for Applied Color Science and rendered (on behalf of Applied Color Science) new product introduction support services to us. Applied Color Science invoices us monthly for these particular services which ended October 31, 2004.

         In February 2004, we entered into consulting services arrangements with IDE, Inc. under a project plan and budget estimate, to assist in the development of the industrial and mechanical design of the EFS-4. We selected IDE because of their familiarity with the EFS product family. The project plan calls for multiple phases with each phase estimated at a flat rate which includes design and engineering services, design models, prototypes and miscellaneous costs. The project began upon payment of a retainer which was to be applied to the total costs. After some work was completed on our prototype's design concept, we informally halted IDE's work on the project, and we anticipate substantially re-working the IDE project plan. We can cancel the project at any time upon written notice. Upon termination, we would be required to compensate IDE for services performed and cost of materials used or purchased prior to terminating as well as liquidated damages in the amount of two weeks of services at an agreed-upon rate.

         Additionally, two key suppliers, from which we do not have formal written agreements, have been selected to be the primary technology suppliers of the electronic components. Fill Factory, our selected image sensor supplier, develops, produces and markets innovative and high-performance CMOS image sensors, based on patented technologies and know-how built up over more than 15 years. In March 2004, we requested Fill Factory to manufacture and test limited quantities of CMOS sensors for our prototypes at a fixed rate per sensor with the net due in 30 days and a due date of June 15, 2004. We also requested them to update the software configurations test plan for wafer testing at a fixed rate with 50% payment upon issuance of the purchase order and 50% payment upon receipt of the test plan. These requests were made under two purchase orders. Fill Factory is currently in the testing phase.

         NuCore Technology, Inc. has been selected as the image processor supplier since the company has substantial expertise in both analog and digital image processors. NuCORE provides complete development platforms based on its chips, as well as software component building blocks including a high-level software interface, and tools so that we can apply our own color science techniques and algorithms. In May 2004, we issued one purchase order to NuCore for a product development kit to evaluate their image processing chips per written quote at a one-time fixed fee. Payment for service was due upon receipt. We have made payment in full and subsequently received the development kit.

         The timelines below show the anticipated interim milestones attained for the current three products and the costs in achieving the milestones. The schedule may be altered depending on technical or business issues that may occur to alter goals and priorities.

     ---------------------- ----------------------- ----------------------- -------------------- -------------------
            Product          Product Requirements        Engineering            System Test        Manufacturing
                                                         Development
     ---------------------- ----------------------- ----------------------- -------------------- -------------------
     EFS-4                         2Q 2004                 2Q 2005                3Q 2005             4Q 2005

     ---------------------- ----------------------- ----------------------- -------------------- -------------------
     EFS-10                        2Q 2005                 3Q 2005                4Q 2005             1Q 2006
     ---------------------- ----------------------- ----------------------- -------------------- -------------------
     EFS-18                        4Q 2005                 1Q 2006                2Q 2006             4Q 2006
     ---------------------- ----------------------- ----------------------- -------------------- -------------------

         We intend that the EFS product line will extensively leverage prior products in hardware and software to allow subsequent products to be developed at lower cost. Feature sets for subsequent products have been under consideration on a high level and accounted for as much as technically possible in the current design. One example, for the EFS-18 a user may want a larger, higher resolution viewing display to examine the higher resolution images captured by the sensor. The larger display has been accounted for in the initial design of the EFS-4. The EFS-18 will be able to use the mechanical and electrical design with lower cost minor changes in the tooling and the circuit layout preventing a total redesign of the product for this one feature change.


     -------------------- ------------------- -------------------- ----------------- --------------- -------------
     Product                   2H 2004              1H 2005            2H 2005          1H 2006        2H 2006
     -------------------- ------------------- -------------------- ----------------- --------------- -------------
     EFS-4                          $120,000           $2,200,000        $1,100,000
     -------------------- ------------------- -------------------- ----------------- --------------- -------------
     EFS-10                                                              $1,400,000      $1,600,000
     -------------------- ------------------- -------------------- ----------------- --------------- -------------
     EFS-18                                                                              $700,000        $1,600,000
     -------------------- ------------------- -------------------- ----------------- --------------- -------------
     Total                          $120,000           $2,200,000        $2,500,000      $2,300,000      $1,600,000
     -------------------- ------------------- -------------------- ----------------- --------------- -------------

         Manufacturing of the EFS family will take expertise in electronics manufacturing and procurement. Voyager One does not plan to directly manufacture the devices and will rely on contract manufacturers to support production goals. Plans for a manufacturer need to be developed.

SALES AND DISTRIBUTION

         Our sales and distribution strategy comprises a two-phase approach. During the initial phase, beginning with the introduction of our EFS4, we intend to use a focused, controlled, distribution strategy to target computer-savvy consumers. As market penetration increases and we introduce additional products, we will expand sales through distribution partners.

         We intend to initially sell quantities of our products directly over the internet through our website, www.side.com. We expect to launch the e-commerce site in the second half of 2005. Benefits of an internet launch include the ability to serve customers worldwide, retain value in margin capture, and avoid widespread, expensive, inventory stocking.

         We believe that there are many benefits to a controlled launch of our products. With this controlled internet launch, we will be able to test reaction to our product, overcome any potential (unforeseen) logistical hurdles, adjust SKU mix, and refine our production scheduling and manufacturing plans. In general terms, this approach:

         o        validates critical assumptions in the business plan
         o        shifts focus from development to execution
         o        demonstrates gaps in organization capabilities versus need
         o mitigates risk of unforeseen product problems (E.G., software bugs and the like)
         o        allows for iteration and refinement in product market strategy

         The e-launch should also allow us to have direct (albeit electronic) interaction with our primary, and most desirable target market, the "prosumer" (professional consumer) segment. Part of the strategy is to use the web as a communications and customer relations' tool. We intend to register users through our software, establish a customer database, and provide users with e-mail notification of upgrades. We are also investigating the establishment of user forum and chat rooms on our website, allowing the exchange of product use information and "how to" tips. The site can be used for contests and other promotions, and may also provide information on compatible products, such as printers, software, lighting and flash systems, etc.

         In connection with liberal online communications and information, we intend to offer quality technical support and customer service, including an effective guarantee period, registered-user product upgrade pricing discounts, and other services. The benefits of the web community and service approach include brand building, user loyalty, repeat business, and the foundation for other product offerings. In essence, the strategy is to create long-term customer relationships.

         Members of our team have prior experience in establishing customer support systems, as well as call centers, web page interfaces, and fulfillment services. Direct Internet sales will be augmented with direct phone orders (an "800" number) and customer support, for those who would prefer to order in that fashion. We intend to engage a high-quality back-office telephone sales organization on a contract basis.

         We intend that Voyager One's pricing strategy will be competitive with other high resolution digital imaging solutions while generating aggregate gross margins between 25% and 30% during the first three years of product sales. We believe that our target niche market of 35mm SLR owners is less sensitive than other markets. We currently intend to sell the EFS-4 system for less than $600. Price points will be re-evaluated on an ongoing basis.

PROMOTION AND ADVERTISING

         We plan to promote EFS principally through focused efforts at our target customer base through internet advertising, database mining, direct mailings, industry trade shows, and publications oriented toward the 35mm SLR market. We intend to build our target customer data base from our own website inquiries, cross-mailings to registered users of photo management software (e.g., Adobe Photo Shop), and additional market research. Initial advertising will likely be narrowly-focused at the 35mm SLR market, and may include internet links with camera manufacturers and other applicable websites, as well as catalogs and a limited number of standard print advertising in trade magazines.

         Because of the novelty of our products, we believe that we may benefit from the promotional nature of news surrounding the introduction of the EFS. Editorial coverage of our technology and products is one of the most cost-effective ways of conveying the value and potential of EFS to the marketplace. We plan to actively place product reviews, announcements, and news in a targeted group of periodicals, and to obtain editorial coverage in the general business, photography, and computer peripheral media, as well as submit the product for award consideration in the trade press.

         EFS has already been featured in more than 65 major trade, business, and general interest publications, including TIME, POPULAR SCIENCE, DER SPIEGEL, SHUTTERBUG and INVESTORS BUSINESS DAILY. Before the EFS launch, we intend to conduct a press tour with key trade and business publications. We also intend to participate in a number of photography and consumer electronics trade shows, to be selected on a case by case basis, depending upon cost/benefit analysis, product release timing, and opportunities at a particular venue. Our predecessor's EFS-1 technology was formally introduced and demonstrated at the 2001 Photo Marketing Association trade show in Orlando, competing in the Association's "Digital Camera Shootout" and garnering the "Innovative Digital Product" Award for the show. The company's trade booth was well attended by visitors and strategic partners alike as our presence clearly benefited from strong word-of-mouth that EFS had achieved its breakthrough debut.

WEBSITE

         We are in the process of changing our corporate name to "Side, Inc.". The Board of Directors approved a resolution amending the Articles of Incorporation changing the name of the corporation from Voyager One, Inc. to "Side, Inc." pending stockholder approval. We intend to launch, in the second half of 2005, a full-featured website located at www.side.com which would contain product information, company background data, industry links, etc. We believe that the website will be a critical component to Voyager One's sales and distribution strategy. It will serve as (i) the electronic marketplace for our first products, and (ii) a digital imaging portal site and virtual EFS community center for early adopters. The website is currently hosted by NTX, a company that provides high quality web hosting, development, and connectivity services, and that has direct experience providing development services and hosting e-commerce.

CUSTOMER SUPPORT AND FULFILLMENT

         It is our goal to provide superior customer service and technical support by outsourcing these functions to experts in their respective fields. We plan to engage Protocol Marketing Group to provide customer service support (pre-sales customer inquiries and order processing) and a technical support service, (post sales response to quickly resolve any hardware or software user inquiries), as well as fulfillment. Protocol provides 24-hour/7 day support via Internet, email, or toll-free voice response and are multilingual for professional response to international customer needs. Furthermore, these services are integrated into our e-commerce business model to efficiently handle order processing, credit approvals, fulfillment, and ultimately any required exchange of product to ensure customer satisfaction.

EXPENSES FOR YEARS ENDED DECEMBER 31, 2004 AND 2003

         Net loss for the twelve months ended December 31, 2004 was ($2,490,686) compared to ($689,481) for the fiscal year ended December 31, 2003. Net cash provided from financing activities for the twelve months ended December 31, 2004 was $1,856,919 compared to $622,500 for the fiscal year ended December 31, 2003.

         Total operating expenses before interest for the year ended December 31, 2004 were $2,340,157 compared to $656,127 for the year ended December 31, 2003, an increase of $1,684,030. The increase resulted primarily from amortization of $188,220, product development of 153,860, consulting and accounting of 378,078, legal fees of 219,078 and payroll and payroll taxes of 872,608. The consulting and accounting services are comprised of the following: accounting of $122,301, managerial services from Quest Manufacturing, Inc. of $120,000 and Castle Hill Advisory Group of $120,000 pursuant to the Management Agreement attached as exhibit 10.10, information technology support of $7,563 and miscellaneous of 8,214. Voyager One has incurred substantial expenses, including expenses for professional and other services in January and February of 2004 in connection with its acquisition of Silicon Film Technologies, Inc. We have incurred payroll, consulting, equipment rental and legal expenses in connection with our increased activity in engineering, intellectual property and product development activities. Voyager One has incurred significant legal, accounting and other closing costs in connection with obtaining and the closing of external financing, primarily from Cornell Capital. We have also incurred substantial expenses, including expenses for payroll and professional, accounting and legal fees in the preparation of yearly and quarterly financial statements, registration statements and other regulatory compliance activities.

GOING CONCERN

         Voyager One's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2004,indicating that certain conditions exist that raise substantial doubt regarding our ability to continue as a going concern. These include the fact that we have been in the development stage since our inception (June 28, 2002) and that we continue to incur significant losses; accordingly, our viability depends on our ability to obtain future financing and the success of our future operations. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, stockholders may lose their entire investment in our common stock.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Voyager One to continue as a going concern.

FINANCIAL RESOURCES AND LIQUIDITY

         For the year ended December 31, 2004, cash used in operations was $1,855,765, cash used in investing activities was $24,706, and cash provided by financing activities was $1,856,919. Net cash used in operations consisted primarily of a net loss of $2,490,686 offset by amortization and depreciation of $198,531, stock issued for services of $9,075, a decrease in accounts payable of $85,365, an increase in accrued liabilities of 440,716 and an increase in accrued interest of $71,964. Net cash used in investing activities consisted primarily of the acquisition of fixed assets and domain name of $35,956, partially offset by a due from related party of $11,250. Net cash provided by financing activities consisted primarily of the issuance of common stock for cash of $142,500 and an issuance of notes payable totaling $1,896,723, which were partially offset by payments on note payables of $148,500 and a recapitalization of $33,804. We are not in default of any notes payable at December 31, 2004.

         At December 31, 2004, we have current assets of $1,012 and current liabilities of $2,401,260. As a result, we have a working capital deficit of $2,400,248 at December 31, 2004. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities.

         We have relied exclusively on external financing to fund our operations and cover our up-front costs. Voyager One's primary need for cash during the next 12 months is to satisfy current liabilities of $2.40 million, as well as to support Voyager One's current operations. Voyager One's current operations are expected to use $300,000 of cash per month. We will need to raise additional capital from the sale of securities, funds provided by certain officers and directors and loans and financing arrangements with third parties. If we are unsuccessful in obtaining additional working capital we may need to reduce operations that may result in a lower stock price or force us to cease operations altogether.

         In May 2004, Voyager One entered into a Securities Purchase Agreement which was amended in August 2004 pursuant to which Cornell Capital Partners, LP agreed to purchase an aggregate of $1,100,000 of our 5% secured convertible debentures. Cornell Capital has received a one-time structuring fee of $10,000 and will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been and will continue to be paid proportionately in cash upon receipt of each distribution of proceeds. To date, Voyager One has received gross proceeds of $650,000. The proceeds were used to retire a note payable and for payroll and corporate obligations. The remaining proceeds will be used for payroll and corporate obligations. Voyager One issued to Cornell Capital three-year debentures on May 21, 2005 for $300,000 and $100,000, August 26, 2004 for $125,000 and November 22, 2004 for $125,000.
On December 15, 2004, Cornell Capital assigned one-half of the convertible debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc. pursuant to a written agreement. On March 8, 2005, Voyager One consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, Voyager One issued new debentures to Cornell Capital and Trey Resources, Inc., each, in the amounts of $150,000, $50,000, $62,500 and $62,500 in accordance with the assignment. Voyager One also intends to issue additional convertible debentures, effective March 8, 2005, totaling $21,082.19 which represents all interest earned on the original four debentures up to termination. The maturity date of the debentures is three years from the date of issuance. The balance of the proceeds will be paid by Cornell Capital as follows: $100,000 within five business days of Voyager One's common stock being approved for quotation on the Over-the-Counter Bulletin Board and $350,000 within five business days of this registration statement being declared effective by the Securities and Exchange Commission. Trey Resources, Inc. has agreed to purchase up to $225,000 of the remaining convertible debentures. This information was provided to us by Cornell Capital, but we have not independently investigated this fact.

         The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of our outstanding common stock. At maturity, Voyager One has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Prior to maturity, Voyager One has the option to redeem a portion or all of the outstanding debentures at a price of 150% of the amount redeemed plus accrued interest. In the event the debentures are redeemed, then Voyager One will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. The warrant is exercisable on a cash basis at an exercise price equal to 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers. The convertible debentures are secured by all of Voyager One's assets.

         In June 2004, Voyager One entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Subsequently, we determined that it would be in the best interests of the Company to terminate the Agreement. On March 17, 2005, by the mutual agreement of the parties, the Standby Equity Distribution Agreement, related transaction documents and related convertible debentures issued to Cornell Capital for $740,000 as a commitment fee and Newbridge Securities Corporation for $10,000 as an advisory fee were terminated by written agreement.

         We are continuing discussions with Cornell Capital and other external financing sources.

Item 7.  Financial Statements.
         ---------------------

         See the Financial Statements and related Independent Auditors' Report included herewith beginning on page F-1.

                                                    AUDITED FINANCIAL STATEMENTS

                                                               VOYAGER ONE, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)

                                                        As of December 31, 2004,
                                     the Years Ended December 31, 2004 and 2003,
                                   and the Period from Inception (June 28, 2002)
                                                       through December 31, 2004

                        VOYAGER ONE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                               TABLE OF CONTENTS

                                                                           PAGE

Report of Independent Registered Accounting Firm............................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statement of Changes in Shareholders' Equity (Deficit).........F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Voyager One, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Voyager One, Inc. (a development stage enterprise) (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (June 28, 2002) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voyager One, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended and for the period from inception (June 28, 2002) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (June 28, 2002) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP



Irvine, California
March 3, 2005


                                VOYAGER ONE, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       2004            2003
                                                                   ------------    ------------
                                             ASSETS
Current assets:
    Cash                                                           $     1,012     $    24,564
                                                                   ------------    ------------

    Total current assets                                                 1,012          24,564
                                                                   ------------    ------------

Property and equipment, net                                             42,180          26,535
                                                                   ------------    ------------
Other assets:
    Due from related party                                                  --          11,250
    Deposit                                                              8,400           8,400
    Domain name                                                         10,000              --
    Deferred financing costs, net                                       65,208              --
    Patents, net                                                       978,439       1,111,867
                                                                   ------------    ------------

     Total other assets                                              1,062,047       1,131,517
                                                                   ------------    ------------
     Total assets                                                  $ 1,105,239     $ 1,182,616
                                                                   ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   371,379     $   456,744
    Accrued expenses                                                   440,715              --
    Accrued interest                                                    90,942          18,978
    Note payable - related party                                       592,628         305,000
    Notes payable                                                      905,596              --
                                                                   ------------    ------------
     Total current liabilities                                       2,401,260         780,722
                                                                   ------------    ------------

Long term note payable                                                 675,000              --

Commitments                                                                 --              --

Stockholders' equity (deficit):
    Preferred Stock Series A, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at December 31, 2004
      and at December 31, 2003, respectively                             1,000           1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 14,600,000 and 13,185,840
      shares issued and outstanding at December
      31, 2004 and December 31, 2003,
      respectively                                                      14,600          13,186
    Additional paid in capital                                       1,194,546       1,078,189
    Deficit accumulated during development stage                    (3,181,167)       (690,481)
                                                                   ------------    ------------
     Total stockholders' equity (deficit)                           (1,971,021)        401,894
                                                                   ------------    ------------
     Total liabilities and stockholders'
      equity (deficit)                                             $ 1,105,239     $ 1,182,616
                                                                   ============    ============

                         See accompanying notes to financial statements

                                                F-3

                             VOYAGER ONE, INC. AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------
                                                                             Cumulative
                                                                            amount from
                                                 For the year ended          inception
                                          ------------------------------      (June 28,
                                                                            2002) through
                                            December        December        December 31,
                                            31, 2004        31, 2003           2004
                                          -------------    -------------    -------------
Operating expenses
 Amortization                             $    188,220     $    122,305     $    310,525
 Automobile expense                             10,132           10,400           20,532
 Bank service charges                            2,410              499            2,909
 Depreciation                                   10,311            1,042           11,353
 Dues and subscriptions                             --               74               74
 Equipment rental                               92,545               --           92,545
 Licenses and permits                           25,036               --           25,036
 Insurance                                      96,687               --           96,687
 Engineering and office supplies               125,036            3,306          128,342
 Postage and delivery                            8,387              374            8,761
 Product development                           153,860               --          153,860
 Consulting and accounting                     378,078          442,855          820,933
 Legal fees                                    219,078           24,069          244,147
 Payroll and payroll taxes                     872,608               --          872,608
 Reference Materials                                --              115              115
 Rent                                           68,055           17,325           85,380
 Relocation expense                              5,742                0            5,742
 Repairs and maintenance                         6,577            1,164            7,741
 Marketing supplies                              5,050              495            5,545
 Communication and internet                     32,792            3,294           36,086
 Travel and entertainment                       31,867           27,818           59,685
 Utilities                                       7,686              992            8,678
                                          -------------    -------------    -------------
Total operating expenses and loss from
  operations                                 2,340,157          656,127        2,997,284
Interest expense                               150,529           33,354          183,883
                                          -------------    -------------    -------------
Net loss before income taxes                (2,490,686)        (689,481)      (3,181,167)
Provision for income taxes                          --               --               --
                                          -------------    -------------    -------------
Net loss                                  $ (2,490,686)    $   (689,481)    $ (3,181,167)
                                          =============    =============    =============

Loss per share (basic and
  diluted)                                $      (0.17)    $      (0.06)
                                          =============    =============

Weighted average number of shares
  Outstanding (basic and diluted)           14,290,300       12,186,597
                                          =============    =============

                      See accompanying notes to financial statements

                                            F-4

                                                 VOYAGER ONE, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------

                                     Preferred Stock
                                        Series A               Common Stock
                               ------------------------- --------------------------
                                                                                                    Deficit
                                                                                                  accumulated
                                                 Par                   Par value                     during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --
Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --         1,000
Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December
 31, 2002                               --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,504            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December  31, 2003    1,000,000        1,000   13,185,840        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Issuance of shares for
 services                               --           --      289,600           290         8,785            --         9,075

Reverse acquisition                     --           --      954,560           954       (34,758)           --       (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (2,490,686)   (2,490,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31,
2004                             1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $(3,181,167)  $(1,971,021)
                               ============ ============ ============  ============  ============  ============  ============

                                           See accompanying notes to financial statements

                                                                 F-5


                                          VOYAGER ONE, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                    Amount from
                                                                                                     Inception
                                                                   For the          For the          (June 28,
                                                                 year ended        year ended       2002) through
                                                                December 31,      December 31,      December 31,
                                                                    2004              2003               2004
                                                                ------------      ------------      -------------
Cash flows from operating activities:
Net loss                                                        $(2,490,686)      $ (689,481)       $(3,181,167)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                       198,531          123,347            321,878
Stock issued for services                                             9,075               --             10,075
Issuance of common stock for financing                                   --            5,625              5,625
Changes in operating assets and liabilities:
 Deposits                                                                --           (8,400)            (8,400)
 Accounts payable                                                   (85,365)         456,744            371,379
 Accrued liabilities                                                440,716               --            440,716
 Accrued interest                                                    71,964           18,978             90,942
                                                                ------------      ------------      ------------
Net cash provided by (used in) operating activities              (1,855,765)         (93,187)        (1,948,952)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
 Due from related party                                              11,250          (11,250)                --
 Acquisition of property and equipment                              (25,956)         (27,577)           (53,533)
 Acquisition of patents                                                 -           (465,922)          (465,922)
 Acquisition of domain name                                         (10,000)              --            (10,000)
                                                                ------------      ------------      ------------
Net cash provided by (used in) investing activities                 (24,706)        (504,749)          (529,455)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
 Recapitalization                                                   (33,804)              --            (33,804)
 Issuance of common stock for cash                                  142,500          247,500            390,000
 Issuance of notes payable                                        1,896,723          460,000          2,356,723
 Payments on notes payable                                         (148,500)         (85,000)          (233,500)
                                                                ------------      ------------      ------------
Net cash provided by (used in) financing activities               1,856,919          622,500          2,479,419
                                                                ------------      ------------      ------------

Net increase (decrease) in cash                                     (23,552)          24,564              1,012

Cash, beginning of period                                            24,564               --                 --
                                                                ------------      ------------      ------------

Cash, end of period                                             $     1,012       $    24,564       $     1,012
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                  $       --        $     8,750       $     8,750
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                $   (33,804)      $        --       $   (33,804)
                                                                ============      ============      ============
      Issuance of 3,073,000 shares of common stock
        for patents acquired                                    $        --       $   768,250       $   768,250
                                                                ============      ============      ============
      Conversion of notes payable into 280,000 shares of
        common stock                                            $        --       $    70,000       $    70,000
                                                                ============      ============      ============
      Issuance of convertible debentures for financing
        fees                                                    $   120,000       $        --       $   120,000
                                                                ============      ============      ============

      Issuance of common stock for financing                    $        --       $     5,625       $     5,625
                                                                ============      ============      ============


                                     See accompanying notes to financial statements

                                                            F-6

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS
         ------------------

         Voyager One, Inc. a Nevada corporation and its wholly owned subsidiary, Silicon Film Technologies, Inc., an Illinois corporation (together referred to as "Voyager One" or "the Company"), is in the business of developing a solution for the approximately 73 million 35mm SLR camera owners who are looking for a viable digital solution method without having to discard their present equipment. The principal key in achieving this objective involves its design, development, and sale of electronic film hardware and software products for digital imaging applications. Silicon Film is uniquely positioned for success based upon its development of a first-of-its-kind technology that enables a conventional 35mm single lens reflex (SLR) camera to capture, store, and transfer digital images without any modification to the camera. Silicon Film believes that its electronic film system (EFS) and other products are uniquely positioned to become industry standards among users desiring the functionality of both conventional and digital photography. Silicon Film's growth is expected to be driven by the rapid proliferation of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture, robust marketing and manufacturing strategies, and a talented management and product development team.

         The Company's success will depend in part on its ability to obtain financing necessary to produce and sell its EFS product line. The EFS product suite is supported by a highly sophisticated design architecture that optimizes efficiency and scalability. It relies on CMOS technology-based image sensors and standard components such as SDRAM. The EFS rapidly captures and stores "pure" images. The design is scalable in that larger and higher resolution image sensors can be used with only minor product modifications. This allows for cost effective management of product life cycle enhancements. The electronic film cartridge fits in virtually any 35mm SLR camera model and is compatible with most camera operating features, lenses, and accessories photographers may use to take a photo thereby leveraging the in place investment in these accessories.

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

         The former shareholders of Silicon Film Technologies, Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film Technologies, Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film Technologies, Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement will be those of Silicon Film Technologies, Inc. and the name of the consolidated Company going forward will be Voyager One, Inc.

         Concurrent with the reorganization the company issued 289,600 shares of common stock for services.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

3.       GOING CONCERN AND MANAGEMENT'S PLANS
         ------------------------------------

         The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (June 28, 2002), sustained losses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         The following summarizes the significant accounting policies and practices reflected in the accompanying financial statements:

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------


         BASIS FOR PRESENTATION
         ----------------------

         The Company has elected to follow the intrinsic value method of APB Opinion No.25, Accounting for Stock Issued to Employee, in accounting for its employee stock options for each period presented. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock option equals the market price of the Company's common stock on the date of the grant. If under Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on fair value at the grant date for its stock options, net earnings and earnings per share would not have been affected.

         The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

         Pro forma information under FAS 123 is as follows:

                                                    For the year ended
                                                    December 31, 2004
                                                   --------------------

         Net income (loss) as reported                 (2,490,686)

         Add: Stock based employee
         Compensation expense included
         in reported net income, net of
         related tax effects                              -0-

         Deduct: Total stock-based
         employee compensation expense
         determined under fair value based
         method for all awards, net of related            -0-
         Pro forma net income (loss)                   (2,490,686)

         Basic loss per share:
         As reported                                        (0.17)
         Pro forma                                          (0.17)

         Diluted earnings per share:
         As reported                                        (0.17)
         Pro forma                                          (0.17)

         The following table shows assumptions
         and information about options
         granted on April 28, 2004

         Options granted                                   400,000

         Stock price                                         $0.25

         Exercise price                                      $0.25

         Expected life of option                           5 years

         Risk-free interest rate                              3.6%

         Expected volatility                                 0.01%

         Expected dividend yield                                0%

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INTANGIBLE ASSETS
         -----------------

         On November 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The new standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Impairment losses after initial adoption will be recorded as a part of income from continuing operations.

         Definite-lived intangible assets, such as patents, are amortized over their estimated useful lives. The Company continually evaluates the reasonableness of the useful lives of these assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," if a revision in the useful lives of these assets is deemed necessary, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life of the definite-lived intangible asset.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

         Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized.

         INCOME TAXES
         ------------

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment is stated at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. The Company uses other depreciation methods (generally accelerated depreciation methods) for tax purposes when appropriate. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the lease term or its estimated economic useful life. The estimated useful lives are as follows:

             Furniture and equipment                            5 years
             Leasehold improvements                             5 years

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in 2004 and 2003.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

         NET LOSS PER SHARE
         ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted loss per share were not presented because they were considered to be anti-dilutive.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Financial instruments consist principally of cash and payables. The estimated fair value of these instruments approximate their carrying value.

         RECLASSIFICATIONS
         -----------------

         Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

         NEW STANDARDS TO RECENT ACCOUNTING ANNOUNCEMENTS
         ------------------------------------------------

         In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the company's Consolidated Financial Statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003 and it has had no effect on the Company's financial position or operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The interpretations provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has no guarantees, and therefore believes the adoption of FIN 45 will not have a material impact on its financial statements.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

         In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenues recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting or Stock Based Compensation--Transition and Disclosure--an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial statements.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which the entity obtains an interest after that date. In October 2003, the FASB deferred the latest date by which all public entities must apply FIN No. 46 to all VIEs and potential VIEs, both financial and non-financial in nature, to the first reporting period ending after December 15, 2003. The adoption of FIN No. 46 in February 2003 did not have a material impact on our financial position, cash flows or results of operations.

         On January 1, 2003, the company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which was issued in June 2001. SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets for which a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. The adoption of the standard did not have a material effect on the company's Consolidated Financial Statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specifically noted in SFAS No. 149. SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position, cash flows or results of operations.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and the provisions of paragraphs 9 and 10 of SFAS No. 150 (and related guidance in the appendices), as they apply to mandatorily redeemable non-controlling interests, which were deferred by the FASB on October 29, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, cash flows or results of operations.

         On December 17, 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101 that had been codified in Staff Accounting Bulletin Topic 13, "Revenue Recognition." The adoption of SAB No. 104 did not have any impact on our financial position, cash flows or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require the company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123(R) becomes mandatorily effective for the company on July 1, 2005. The company intends to adopt this standard. SFAS No. 123(R) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123(R), the expense attributable to an award will be measured in accordance with the company's measurement model at that award's date of grant.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

5.       COMMITMENTS
         -----------

         OPERATING LEASES
         ----------------

         The Company leases its facility, which requires monthly payments of $4,200. In addition, the Company is responsible for all taxes and operating expenses. The lease expires on September 30, 2005. Total rent expense under this agreement was $17,325 for the year ended December 31, 2003 and $68,055 for the year ended December 31, 2004.

         The Company has also entered into various leases for equipment. Future minimum rental payments are as follows:

                                          EQUIPMENT     FACILITY       TOTAL
                                        ------------  ------------  ------------
         FOR THE YEAR ENDED
            DECEMBER 31,
            ------------
                2005                    $   103,809   $    37,800   $   141,609
                2006                         54,976            --        54,976
                2007                         25,859            --        25,859
                2008                          2,042            --         2,042
                                        ------------  ------------  ------------
                                        $   186,686   $    37,800   $   224,486
                                        ============  ============  ============

6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at December 31:

                                                        2004           2003
                                                    -------------  -------------

         Furniture and equipment                    $     50,966   $     25,010
         Leasehold improvements                            2,567          2,567
                                                    -------------  -------------

                                                          53,533         27,577
         Accumulated depreciation                        (11,353)        (1,042)
                                                    -------------  -------------
                                                    $     42,180   $     26,535
                                                    =============  =============

         Depreciation expense is $10,311 and $1,042 for the years ended December 31, 2004 and December 31, 2003, respectively.

7.       PATENT PURCHASE AND NOTE PAYABLE
         --------------------------------

         On February 1, 2003 the Company purchased patents, trademarks, and other intellectual property rights from Quest Manufacturing Inc., which is wholly owned by the Company's CEO, in exchange for a note payable for $390,000 with a stated interest rate of 6% due on December 31, 2004 and the issuance of 15,365,000 shares of Class A Common Stock valued at $768,250. Additionally, the Company assumed an accounts payable of $75,922, payable to the patent attorney. In December, 2004, the note payable was renegotiated to a more favorable maturity date of March 31, 2005.

         The balance due on the note payable was $305,000 as of December 31, 2004 and December 31, 2003, respectively (Note 12).

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years and 3 months. Amortization expense charged to operations was $188,220 for 2004 and $122,305 for 2003. Total patents at December 31, 2004 and December 31, 2003 are as follows:

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                        2004           2003
                                                    -------------  -------------

         Patents                                    $  1,234,172   $  1,234,172
         Less: accumulated amortization                 (255,733)      (122,305)
                                                    -------------  -------------
                                                    $    978,439   $  1,111,867
                                                    =============  =============

8.       DEFERRED FINANCING COSTS
         ------------------------

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP which are being amortized over the term of the debentures.

         The components of the deferred financing costs are as follows at December 31:

                                                        2004          2003
                                                    -------------  -------------
         Deferred financing costs:
             Non-interest bearing finance
             fees incurred over a three
             year period                            $    120,000   $         --
         Less: accumulated amortization of fees     $    (54,792)            --
                                                    -------------  -------------
         Net deferred financing costs               $     65,208   $         --
                                                    =============  =============

9.       INCOME TAXES
         ------------

         The components of the deferred tax asset are as follows at December 31:

                                                        2004          2003
                                                    -------------  -------------
         Deferred tax assets:
             Net operating loss carry-forward       $    829,000   $     69,000
             Amortization                                 15,000         15,000
             Temporary timing difference                 336,000        170,000
                                                    -------------  -------------

                                                       1,180,000        254,000
         Less: valuation allowance                    (1,180,000)      (254,000)
                                                    -------------  -------------
         Net deferred tax assets                    $         --   $         --
                                                    =============  =============

         The Company had available approximately $2,228,000 and $184,000 unused federal and state net operating loss carry-forwards at December 31, 2004 and 2003, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2023.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004 and 2003, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows at December 31:

                                                        2004           2003
                                                    -------------  -------------

         Statutory federal tax (benefit) rate           (34.0)         (34.0)
         Statutory state tax (benefit) rate              (3.2)          (3.2)
                                                    -------------  -------------
         Effective tax rate                             (37.2)         (37.2)
         Valuation allowance                             37.2           37.2
                                                    -------------  -------------
                                                             -            -
                                                    =============  =============

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

10.      CAPITAL STOCK
         -------------

         The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001. As of December 31, 2004 and 2003, there were 14,600,000 and 13,185,840 shares of Common Stock outstanding, respectively and 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding at December 31, 2004 and 2003, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. The holders of Common and Series A Preferred Stock vote together as a single class. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

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

         CANCELLATION OF SHARES
         ----------------------
         On April 28, 2004, the Company's CEO cancelled 400,000 post stock split shares of common stock.

         ISSUANCE OF STOCK WARRANT AND STOCK OPTIONS
         -------------------------------------------

         On April 28, 2004, the Company issued stock options for 400,000 shares of post stock split common stock at $.25 per share to key employees of the Company. No vesting period was required. The stock options expire in 2009. The Company does not have a stock-based compensation plan. On April 28, 2004, the Company also issued a warrant to CMI Capital LLC, a financial consulting firm, for 666,666 post stock split shares of its common stock at $.25 per share exercisable after February 26, 2005 with an expiration date of February 26, 2010. This warrant was cancelled on July 15, 2004. On the same date, Voyager One, Inc. issued a warrant to CMI Capital LLC, to purchase 666,666 shares of Voyager One, Inc.'s common stock at $.25 per share exercisable on and after January 15, 2005. This warrant expires on January 15, 2010. The managers and principals of CMI Capital LLC, a limited liability corporation, are Gerry Martin and Greg Orlandella, each having an equal interest.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

11.      CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One, Inc. entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of September 30, 2004, Voyager One, Inc. has received gross proceeds of $525,000. The balance of the proceeds will be paid as follows: $100,000 within 5 business days of Voyager One, Inc.'s common stock being approved for quotation on the Over-the-Counter Bulletin Board, $125,000 within 5 business days of Voyager One's filing of an amended registration statement in response to the Securities and Exchange Commission's first set of comments, and $350,000 within 5 business days of the registration statement being declared effective by the Securities and Exchange Commission. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or
         (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default and within sixty (60) days of maturity, these debentures are not convertible if such conversion would result in Cornell Capital beneficially owning more than 4.9% of our outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager One, Inc.'s assets. In the event the debentures are redeemed, then Voyager One, Inc. will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital purchased the convertible debentures from Voyager One, Inc. in a private placement in May 2004. Cornell Capital Partners will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. On December 15, 2004, Cornell Capital assigned one-half or $325,000 of the debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc., a Delaware corporation. On March 8, 2005, Voyager One consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, Voyager One issued a total of four new debentures to Cornell Capital Partners, LP and Trey Resources, each, in the amount of one-half of the originally issued debentures. The debentures mature on March 8, 2008. The terms of the newly issued debentures, except as indicated above, are identical to those originally issued. Voyager One has not yet but intends to issue convertible debentures, effective March 8, 2005, for all interest earned on the original four debentures up to termination.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

12.      NOTES PAYABLE
         -------------

         The notes payable balance consists of the following:

                                                           December 31, 2004     December 31, 2003
                                                           -------------------   ------------------

           12% note payable to Byrne, principal
               and interest due February 1, 2005,
               convertible into common stock of
               Silicon Film Technologies, Inc., a
               wholly-owned subsidiary of Voyager
               One, Inc., on it's due date at a 50%
               discount to the selling price of the
               stock on the close of business on
               January 31, 2005. (subsequently
               renegotiated, see Note 14)                     $     50,000          $        -

           24% note payable to A. Byrne, principal
               and interest due January 22, 2005.
               (subsequently renegotiated, see Note 14)             50,000                   -

           24% note payable to P. Byrne, principal
               and interest due February 16, 2005.
               (subsequently renegotiated, see Note 14)             50,000                   -

           24% note payable to Coan, principal and
               interest due January 3, 2005. Coan was
               repaid $10,000 of the original principal
               balance of $50,000 on August 6, 2004
               and $5,000 of the principal balance on
               December 20, 2004. (subsequently
               renegotiated, see Note 14)                           35,000                   -

           12% note payable to Culbertson, principal
               and interest due February 1, 2005,
               convertible into common stock of
               Silicon Film Technologies, Inc., a
               wholly-owned subsidiary of Voyager
               One, Inc., on it's due date at a 50%
               discount to the selling price of the
               stock on the close of business on
               January 31, 2005. (subsequently
               renegotiated, see Note 14)                           25,000                   -

           12% note payable to Didonato, principal
               and interest due February 1, 2005,
               convertible into common stock of
               Silicon Film Technologies, Inc., a
               wholly-owned subsidiary of Voyager
               One, Inc., on it's due date at a 50%
               discount to the selling price of the
               stock on the close of business on
               January 31, 2005. (subsequently
               renegotiated, see Note 14)                           25,000                   -

           12% note payable to Jassy, principal and
               interest due June 15, 2005 convertible
               into common stock after company's listing
               on public market for 90 days at a 50%
               discount to the average closing bid price
               for 30 trading days preceding the
               conversion date. (Renegotiated 24% note
               payable for 56,125)                                  56,125                   -



                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

           12% note payable to Jassy, principal
               and interest due February 1, 2005,
               convertible into common stock of
               Silicon Film Technologies, Inc., a
               wholly-owned subsidiary of Voyager
               One, Inc., on it's due date at a 50%
               discount to the selling price of the
               stock on the close of business on
               January 31, 2005. (subsequently
               renegotiated, see Note 14)                           25,000                   -

           12% note payable to Lake & Associates,
               principal and interest due March 1, 2005.
              (subsequently renegotiated, see Note 14)             200,000                   -

           12% note payable to Lamb, principal and
               interest due February 1, 2005,
               convertible into common stock of
               Silicon Film Technologies, Inc., a
               wholly-owned subsidiary of Voyager
               One, Inc., on it's due date at a 50%
               discount to the selling price of the
               stock on the close of business on
               January 31, 2005. (subsequently
               renegotiated, see Note 14)                           50,000                  -

           24% note payable to Matz, principal and
               interest due January 3, 2005.
               (subsequently renegotiated, see Note 14)             34,971                  -

           12% note payable to McGrain, principal and
               interest due February 1, 2005,
               convertible into common stock of
               Silicon Film Technologies, Inc., a
               wholly-owned subsidiary of Voyager
               One, Inc., on it's due date at a 50%
               discount to the selling price of the
               stock on the close of business on
               January 31, 2005. (subsequently
               renegotiated, see Note 14)                           25,000                   -

           12% note payable to O'Keefe, principal and
               interest due January 9, 2005. (subsequently
               renegotiated, see Note 14)                           82,500                   -

           12% note payable to Prikos, principal and
               interest due February 1, 2005,
               convertible into common stock of
               Silicon Film Technologies, Inc., a
               wholly-owned subsidiary of Voyager
               One, Inc., on it's due date at a 50%
               discount to the selling price of the
               stock on the close of business on
               January 31, 2005. (subsequently
               renegotiated, see Note 14)                           75,000                   -

           24% note payable to Schmidt, principal and
               interest due March 31, 2005.                         37,000                   -

           24% note payable to Webb, principal and
               interest due January 3, 2005. (subsequently
               renegotiated, see Note 14)                           25,000                   -

           24% note payable for $60,000 to Weidner, principal
               and interest due January 10, 2005 and
               subsequently paid in full on
               January 10, 2005.                                    60,000                   -
                                                           -------------------   -------------------
                                                               $   905,596          $        -
                                                           ===================   ===================




                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

           All of the Silicon Film Technologies, Inc. notes have conversion features which management has determined to have no intrinsic value to the note holder, therefore no discount on the debt has been recorded.

           The notes payable - related party balance consists of the following:

                                                           December 31, 2004     December 31, 2003
                                                           -------------------   -------------------
            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                     $    60,000            $       -

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                          17,628                    -

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               January 4, 2005. (subsequently
               renegotiated, see Note 14)                          50,000                    -

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                          60,000                    -

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                          80,000                    -

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                          20,000                    -

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               March 31, 2005. (subsequently
               renegotiated, see Note 14)                         305,000                  305,000
                                                           -------------------   ------------------
                                                              $   592,628            $     305,000
                                                           ===================   ==================

           The notes payable - long term balance consists of the following:

                                                           December 31, 2004     December 31, 2003
                                                           -------------------   -------------------
            6% note payable to Oberman, principal
               and interest due April 1, 2007,
               convertible after April 1, 2006 at the
               holder's request into common stock
               of the company at a 40% discount to the
               average closing bid price for ten trading
               days preceding the conversion date.            $    25,000          $        --

           Convertible debentures. (see Note 11)                  650,000                   --
                                                           -------------------   ------------------
                                                              $   675,000          $        --
                                                           ===================   ==================

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

13.      STANDBY EQUITY DISTRIBUTION AGREEMENT
         -------------------------------------

         In June 2004, Voyager One entered into a Standby Equity Distribution Agreement for $20 million. On March 17, 2005, by mutual agreement of the parties, the Standby Equity Distribution Agreement and related transaction documents as well as the related $740,000 and $10,000 convertible debentures were terminated. This termination is reflected in the financial statements for the year ended December 31, 2004. In addition, the related $45,000 structuring fee paid to Cornell Capital has been expensed at December 31, 2004.

14.      SUBSEQUENT EVENTS
         -----------------

         On January 1, 2005, Voyager One, Inc. issued to Hemmel an unsecured 12% $50,000 subordinated convertible note payable with principal and interest due on July 12, 2005. The note is convertible into common stock after Voyager One has been listed on a public market for ninety
         (90) days at a 25% discount to the average closing bid price for the 30 trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

         On January 3, 2005, Voyager One, Inc. renegotiated with Coan a 24% note that matured, with an original principal of $50,000 and a current principal balance of $35,000 to a more favorable maturity date of March 31, 2005. The remaining terms of the original note shall remain in full force and effect.

         On January 3, 2005, Voyager One, Inc. renegotiated with Webb a 24% note that matured, with an original principal of $25,000 to a more favorable maturity date of March 31, 2005. The remaining terms of the original note shall remain in full force and effect.

         On January 3, 2005, Voyager One, Inc. renegotiated with Matz a 24% note payable with a principal amount of $35,000 into an unsecured subordinated convertible note payable for $35,753 with an interest rate of 12% due on July 2, 2005. The note is convertible into common stock after Voyager One has been listed on a public market for ninety (90) days at a 25% discount to the average closing bid price for the thirty
         (30) trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

         On January 4, 2005, Voyager One, Inc. renegotiated with Castle Hill Advisory Group an unsecured 6% note payable that matured, with an original principal of $60,000, of which $50,000 has been received, to a more favorable maturity date of March 31, 2005. On March 24, 2005, the maturity date was further extended to July 31, 2005. The remaining terms of the original note shall remain in full force and effect. Castle Hill Advisory Group is an entity controlled by Voyager One, Inc.'s President, Sebastien DuFort.

         On January 9, 2005, Voyager One, Inc. renegotiated with O'Keefe a 12% note payable with a principal amount of $82,500 into an unsecured subordinated convertible note payable for $82,500 with an interest rate of 12% due on July 8, 2005. The note is convertible into common stock after Voyager One has been listed on a public market for 90 days at a 25% discount to the average closing bid price for the 30 trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

         On January 11, 2005, Voyager One, Inc. issued to Nolan an unsecured 12% $50,000 subordinated convertible note payable with principal and interest due on July 10, 2005. The note is convertible into common stock after Voyager One has been listed on a public market for ninety
         (90) days at a 25% discount to the average closing bid price for the thirty (30) trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

         On January 22, 2005, Voyager One, Inc. renegotiated with A. Byrne a 24% note that matured, with an original principal of $50,000 to a more favorable maturity date of March 31, 2005. The remaining terms of the original note shall remain in full force and effect.

         On February 1, 2005, Voyager One, Inc. renegotiated with Byrne a 12% convertible note payable with a principal amount of $50,000 into a subordinated convertible note for $56,049 with an interest rate of 12% due on July 31, 2005. The note is convertible into Voyager One, Inc.'s common stock after the company has been listed on a public market for ninety (90) days at a 50% discount to the average closing bid price for thirty (30) trading days immediately preceding the conversion date. If Voyager One Inc.'s common stock is not traded on any public market, the option to convert is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

         On February 1, 2005, Voyager One, Inc. renegotiated with Culbertson a 12% convertible note payable with a principal amount of $25,000 into a subordinated convertible note for $27,934 with an interest rate of 12% due on July 31, 2005. The note is convertible into Voyager One, Inc.'s common stock after the company has been listed on a public market for ninety (90) days at a 50% discount to the average closing bid price for thirty (30) trading days immediately preceding the conversion date. If Voyager One Inc.'s common stock is not traded on any public market, the option to convert is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

         On February 1, 2005, Voyager One, Inc. renegotiated with Didonato a 12% convertible note payable with a principal amount of $25,000 into a subordinated convertible note for $27,803 with an interest rate of 12% due on July 31, 2005. The note is convertible into Voyager One, Inc.'s common stock after the company has been listed on a public market for ninety (90) days at a 50% discount to the average closing bid price for thirty (30) trading days immediately preceding the conversion date. If Voyager One Inc.'s common stock is not traded on any public market, the option to convert is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

         On February 1, 2005, Voyager One, Inc. renegotiated with Jassy a 12% convertible note payable with a principal amount of $25,000 into a subordinated convertible note for $27,959 with an interest rate of 12% due on July 31, 2005. The note is convertible into Voyager One, Inc.'s common stock after the company has been listed on a public market for ninety (90) days at a 50% discount to the average closing bid price for thirty (30) trading days immediately preceding the conversion date. If Voyager One Inc.'s common stock is not traded on any public market, the option to convert is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

         On February 1, 2005, Voyager One, Inc. renegotiated with Lamb a 12% convertible note payable with a principal amount of $50,000 into a subordinated convertible note for $56,049 with an interest rate of 12% due on July 31, 2005. The note is convertible into Voyager One, Inc.'s common stock after the company has been listed on a public market for ninety (90) days at a 50% discount to the average closing bid price for thirty (30) trading days immediately preceding the conversion date. If Voyager One Inc.'s common stock is not traded on any public market, the option to convert is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

         On February 1, 2005, Voyager One, Inc. renegotiated with McGrain a 12% convertible note payable with a principal amount of $25,000 into a subordinated convertible note for $27,868 with an interest rate of 12% due on July 31, 2005. The note is convertible into Voyager One, Inc.'s common stock after the company has been listed on a public market for ninety (90) days at a 50% discount to the average closing bid price for thirty (30) trading days immediately preceding the conversion date. If Voyager One Inc.'s common stock is not traded on any public market, the option to convert is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

         On February 1, 2005, Voyager One, Inc. renegotiated with Prikos a 12% convertible note payable with a principal amount of $75,000 into a subordinated convertible note for $84,074 with an interest rate of 12% due on July 31, 2005. The note is convertible into Voyager One, Inc.'s common stock after the company has been listed on a public market for ninety (90) days at a 50% discount to the average closing bid price for thirty (30) trading days immediately preceding the conversion date. If Voyager One Inc.'s common stock is not traded on any public market, the option to convert is void. Prior to maturity, Voyager One, Inc. may redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest.

         On February 1, 2005, Voyager One, Inc. issued a 6% unsecured note payable to Castle Hill Advisory Group in the principal amount of $25,000 which matures on March 31, 2005. The remaining terms of the original note shall remain in full force and effect. Castle Hill Advisory Group is an entity controlled by Voyager One, Inc.'s President, Sebastien DuFort.

         On February 16, 2005, Voyager One, Inc. renegotiated with P. Byrne a 24% note payable that matured, with an original principal of $50,000 to a more favorable maturity date of April 18, 2005.

         On March 1, 2005, Voyager One, Inc. renegotiated with Lake & Associates a 12% note payable that matured, with an original principal of $200,000 to a more favorable maturity date of June 1, 2005. The remaining terms of the original note shall remain in full force and effect.

         On March 1, 2005, Voyager One, Inc. renegotiated with Castle Hill Advisory Group a 6% note payable with an original principal of $60,000 to more favorable maturity date of ninety (90) days after Voyager One Inc.'s registration statement which registers all shares of common stock to be issued under all convertible debentures purchased pursuant to the Securities Purchase Agreement dated May 14, 2004 is declared effective. The remaining terms of the original note shall remain in full force and effect. Castle Hill Advisory Group is an entity controlled by Voyager One, Inc.'s President, Sebastien DuFort.

         On March 1, 2005, Voyager One, Inc. renegotiated with Castle Hill Advisory Group a 6% note payable with an original principal of $17,627.77 to more favorable maturity date of ninety (90) days after Voyager One Inc.'s registration statement which registers all shares of common stock to be issued under all convertible debentures purchased pursuant to the Securities Purchase Agreement dated May 14, 2004 is declared effective. The remaining terms of the original note shall remain in full force and effect. Castle Hill Advisory Group is an entity controlled by Voyager One, Inc.'s President, Sebastien DuFort.

         On March 1, 2005, Voyager One, Inc. renegotiated with Quest Manufacturing, Inc. a 6% note payable with an original principal of $60,000 that matured, to a more favorable maturity date of (90) days after its registration statement has been declared effective which registers all shares of common stock to be issued under all the convertible debentures purchased pursuant to the Securities Purchase Agreement dated May 14, 2004. The remaining terms of the original note shall remain in full force and effect. Quest Manufacturing, Inc. is an entity controlled by Voyager One, Inc.'s CEO, John Lichter.

         On March 1, 2005, Voyager One, Inc. renegotiated with Quest Manufacturing, Inc. a 6% note payable with an original principal of $80,000 that matured, to a more favorable maturity date of (90) days after its registration statement has been declared effective which registers, all shares of common stock to be issued under all the convertible debentures purchased pursuant to the Securities Purchase Agreement dated May 14, 2004. The remaining terms of the original note dated July 1, 2004 shall remain in full force and effect. Quest Manufacturing, Inc. is an entity controlled by Voyager One, Inc.'s CEO, John Lichter.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

         On March 1, 2005, Voyager One, Inc. renegotiated with Quest Manufacturing, Inc. a 6% note payable with an original principal of $20,000 that matured, to a more favorable maturity date of (90) days after its registration statement has been declared effective which registers all shares of common stock to be issued under all the convertible debentures purchased pursuant to the Securities Purchase Agreement dated May 14, 2004. The remaining terms of the original note shall remain in full force and effect. Quest Manufacturing, Inc. is an entity controlled by Voyager One, Inc.'s CEO, John Lichter.

         On March 23, 2005, Voyager One, Inc. renegotiated with Quest Manufacturing, Inc. a $305,000 6% note payable with an original principal balance of $390,000, which is evidenced by an Asset Purchase Agreement dated February 1, 2003. The maturity date of this note was extended from December 31, 2005 to March 31, 2005. On March 23, 2005, the maturity date was further extended to July 31, 2005. Quest Manufacturing has subordinated in all respects its interest in all of the pledged property as set forth in the Asset Purchase Agreement to the convertible debentures held by Cornell Capital Partners LP and Trey Resources, Inc.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

         In February, 2004, the Board of Directors of the Company determined that it was in the best interest of the Company to change its auditors, Haskell & White LLP. to Mendoza Berger & Company, LLP.

         During the Company's fiscal year 2003 and during the interim period from January 1, 2004 through the date February 23, 2004, there have been no past disagreements between the Company and Haskell & White LLP., on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

         The audit reports for the Company's fiscal years ended December 31, 2004 and 2003 and for the period from inception (June 28, 2002) through December 31, 2004 have been provided by Mendoza Berger & Company.

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

Item 8A. Controls and Procedures

         Our President and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for Voyager One. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

         A letter agreement dated December 13, 2004 between Voyager One and Cornell Capital Partners, LP regarding registration rights was not filed on a Form 8-K in the last quarter of 2004. It was subsequently filed as an exhibit to our third amendment of the registration statement filed on August 26, 2004 which was withdrawn on February 15, 2004. The terms of the agreement, attached as
Exhibit 10.25, no longer apply.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

RESIGNATIONS

         Prior to Voyager One's acquisition of Silicon Film Technologies, Inc. in February 2004, Gerry Martin and Patricia Heller served as Voyager One's sole officers and directors. In connection with the acquisition of Silicon Film Technologies, Inc., Mr. Martin resigned in February 2004 as our president and director, and Ms. Heller resigned as our secretary and director in January 2004.

EXECUTIVE OFFICERS AND DIRECTORS

         Voyager One's present directors and executive officers are as follows:

         NAME                   AGE         POSITION
         ----                   ---         --------

         John Lichter           46          Chief Executive Officer and Director

         Sebastien DuFort       36          President, Acting Chief Financial
                                            Officer and Director

         The following is a brief description of the background of the directors and executive officers of Voyager One.

         JOHN LICHTER, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Lichter has served as chief executive officer of Silicon Film Technologies, Inc., our subsidiary, since its inception in 2002, and as chief executive officer of Voyager One upon the effectiveness of the merger in February 2004. Throughout his 25 years of experience, Mr. Lichter has successfully improved the profitability and productivity of the engineering/manufacturing processes as an Independent Engineering Consultant. Mr. Lichter founded Quest Manufacturing, Inc. (1997-present) in 1997 as the culmination of his experience and knowledge in manufacturing and development processes. Mr. Lichter has also held executive management positions in several other corporations in the engineering and manufacturing industries, including Knight Components, Incorporated (1998-2000), an offshore electronic, electro-mechanical sourcing company, Reason Products
(2000), a provider of engineering services and patented products to the mobile communications and portable computing markets, JT Global (2000-2003), a minority owned electro-mechanical contract manufacturing company, and VQC (1999-2000), a business property holding company.

         SEBASTIEN DUFORT, PRESIDENT, ACTING CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. DuFort has served as president of Silicon Film Technologies, Inc., our subsidiary, since February, 2003 and as president of Voyager One upon the effectiveness of the merger in February 2004. Mr. DuFort has extensive financial and insurance experience both on the institutional and retail sides of the business. He has held the position of managing director of a consulting firm that helps facilitate real estate transactions. Mr. DuFort was a consultant for Linsco Private Ledger (1999-2001), LaSalle St. (2001-2003). He is currently a consultant for Castle Hill Advisory Group Ltd. (2003-present).

COMMITTEES

         Voyager One does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

CODE OF ETHICS

         On June 30, 2004, the Board of Directors of Voyager One adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.

EMPLOYEES

         As of December 31, 2004, we had eight (8) full-time employees, and one
(1) part-time employee. Four are in Administration & Operations and five are in Product Development. The Company consulted with one person focused on business development and sales. None of our employees are represented by a labor organization and we are not party to any collective bargaining agreements.

FAMILY RELATIONSHIPS

         There are no family relationships between the officers or directors.

Item 10.  Executive Compensation.
          -----------------------

EXECUTIVE COMPENSATION

         Gerry Martin and Patricia Heller were the officers and directors of Voyager One in fiscal year 2003. Neither one of them receives any compensation for their respective services as the directors and/or officers of Voyager One, however, in April, 2000, Voyager One issued 5,000 shares of common stock for secretarial services to Ms. Heller.

         John Lichter and Sebastien DuFort became the officers and directors of Voyager One in February, 2004. They received compensation beneficially pursuant to a Management Agreement between Quest Manufacturing, Inc., Castle Hill Advisory Group and Silicon Film Technologies, Inc. Quest Manufacturing, Inc. is an entity controlled by John Lichter, and Castle Hill Advisory Group is an entity controlled by Sebastien DuFort. Under the terms of the Management Agreement, Quest Manufacturing, Inc. and Castle Hill Advisory Group were paid a monthly management fee each in the amount of $20,000.00 for management services to Silicon Film Technologies, Inc. for the operations of Silicon Film Technologies, Inc., including, but not limited to, day to day operations, sales, strategic development, finance, development of intellectual property rights and human resources. We received notice of termination of the Management Agreement on June 1, 2004, and on July 1, 2004, that agreement terminated.

         On July 1, 2004, John Lichter and Sebastien DuFort entered into revised Employment Agreements with Silicon Film under which they will each receive a salary of $180,000 annually for an unspecified term. The following table provides information regarding the compensation earned during the most recent three fiscal years by the former president, Gerry Martin, our current chief executive officer, John Lichter, and our current president, Sebastien DuFort.

                                          SUMMARY COMPENSATION TABLE

                              Annual Compensation               Long-term Compensation
                       ------------------------------  -----------------------------------------------
                                                              Awards            Payouts
                                                       -----------------------  -------
                                                                    Securities
                                                       Restricted   underlying
Name and                                   Other annual    stock       options/     LTIP     All other
Principal                Salary     Bonus  Compensation   award(s)       SARs      payouts  compensation
Position           Year     ($)        ($)       ($)          ($)          (#)         ($)         ($)
---------     ------   ------     -----  ------------  -----------  -----------  -------  ------------
(a)                (b)      (c)        (d)       (e)          (f)          (g)         (h)         (i)
Gerry Martin       2002      --        --         --          --            --          --          --
    President      2003      --        --         --          --            --          --          --
                   2004      --        --         --          --            --          --          --

John Lichter       2002      --        --         --          --            --          --          --
    CEO (1)        2003      -- (2)    --         --          --            --          --          --
                   2004  $90,000(3)    --         --          --            --          --          --

Sebastien DuFort
    President (4)  2002      --        --         --          --            --          --          --
                   2003      -- (5)    --         --          --            --          --          --
                   2004  $90,000(6)    --         --          --            --          --          --

(1) John Lichter has been CEO of Silicon Film Technologies, Inc. since June 2002 and Voyager One, Inc. since February 25, 2004.

(2) Does not include $60,000 in management fees earned in 2003 by Quest Manufacturing for services rendered to Silicon Film Technologies, Inc. This fee has not yet been paid.

(3) Does not include $120,000 in management fees earned in 2004 by Quest Manufacturing for services rendered to Silicon Film Technologies, Inc. Neither the management fee nor the salary indicated as earned have been paid.

(4) Sebastien DuFort has been President of Silicon Film Technologies, Inc. since February 2003 and Voyager One, Inc. since February 25, 2004.

(5) Does not include $60,000 in management fees earned in 2003 by Castle Hill Advisory Group for services rendered to Silicon Film Technologies, Inc. This fee has not yet been paid.

(6) Does not include $120,000 in management fees earned in 2004 by Castle Hill Advisory Group for services rendered to Silicon Film Technologies, Inc. Neither the management fee nor the salary indicated as earned have been paid.

EMPLOYMENT AGREEMENTS

         On October 1, 2003, Silicon Film entered into an Employment Agreement with John Lichter to act as chief executive officer for an unspecified term, whereby he received no compensation. On July 1, 2004 Silicon Film entered into a new Employment Agreement which superseded the previous Agreement to include an annual compensation of $180,000.

         On October 1, 2003, Silicon Film entered into an Employment Agreement with Sebastien Dufort to act as president for an unspecified term, whereby he received no compensation. On July 1, 2004 Silicon Film entered into a new Employment Agreement which superseded the previous Agreement to include an annual compensation of $180,000.

         As a matter of company policy, all employees must execute and are bound by a standard employment agreement attached hereto as an exhibit, which, among other standard provisions, such as salary and benefits, ensures that any inventions or work product developed by our employees during their employment with Voyager One belong to us.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          --------------------------------------------------------------

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table presents certain information regarding beneficial ownership of Voyager One's common stock as of December 31,2004. A certain beneficial owner is defined as: (i) each person known by Voyager One to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. The address for each person below is c/o Voyager One, Inc., 859 West End Court, Suite I, Vernon Hills, Illinois 60061.

                                                         COMMON STOCK
                                                      BENEFICIALLY OWNED
                                                      ------------------
NAME                                                NUMBER         PERCENT(1)
----                                                ------         ----------
John Lichter                                      4,936,768 (2)       32.7%
Sebastien DuFort                                  4,936,568 (3)       32.7%
                                                  -------------       -----
All Officers and directors                        9,873,336           63.3%
                                                  =============       =====
--------------------------

(1) Applicable percentage of ownership is based on 14,600,000 shares of common stock outstanding as of December 31, 2004. There are no options held by any of these stockholders.
(2) 4,436,568 of these shares are held indirectly through Quest Manufacturing, Inc. and 200 of these shares are held indirectly through Quest Marketing Engineered Technologies, Inc. Both entities are wholly owned and controlled by John Lichter. Includes 500,000 shares of our Series A preferred stock (held indirectly through Quest Manufacturing, Inc.) which are convertible at the option of the holder for shares of our common stock on a one for one basis. Each share of our Series A preferred stock entitles the holder to 100 votes.
(3) Includes 500,000 shares of our Series A preferred stock, which are convertible at the option of the holder for shares of our common stock on a one for one basis. Each share of our Series A preferred stock entitles the holder to 100 votes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The following table sets forth the securities that have been authorized under equity compensation plans as of the date hereof. There were no equity compensation plans in effect as of December 31, 2004 and 2003.

                                                                    NUMBER
                                                                 OF SECURITIES
                                                                   REMAINING
                                                                   AVAILABLE
                                NUMBER                            FOR FUTURE
                            OF SECURITIES                          ISSUANCE
                             TO BE ISSUED    WEIGHTED-AVERAGE    UNDER EQUITY
                            UPON EXERCISE    EXERCISE PRICE   COMPENSATION PLANS
                            OF OUTSTANDING   OF OUTSTANDING       (EXCLUDING
                               OPTIONS,         OPTIONS,          SECURITIES
                             WARRANTS AND     WARRANTS AND         REFLECTED
                                RIGHTS           RIGHTS         IN COLUMN (a))
                                ------           ------         --------------
                                 (a)               (b)                (c)
                                ------           ------         --------------
John Lichter                      0               --                   --
Sebastien DuFort                  0               --                   --
TOTAL                             0               --                   --

No options have been granted to the named executive officers and directors.

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

RELATED PARTY TRANSACTIONS

         As of December 31, 2004, Voyager One owes a balance of $305,000 on an obligation to Quest Manufacturing. This obligation, in the original amount of $390,000, is evidenced by an Asset Purchase Agreement dated February 1, 2003. This obligation bears 6% interest and is due December 31, 2004. On December 31, 2004, the maturity date was extended to March 31, 2005. On March 23, 2005, it was further extended to July 31, 2005. Quest Manufacturing has subordinated in all respects its interest in any and all of the pledged property as set forth in the Asset Purchase Agreement to the convertible debentures held by Cornell Capital Partners and Trey Resources, Inc.

         During the years ended December 31, 2004 and 2003, Voyager One received legal services from a stockholder valued at $18,363 (for 2004)and $10,000 (for
2003). As of December 31, 2003, Voyager One owed the stockholder $9,075 for related services. The balance for all monies owed as of December 31, 2004 is zero.

         Pursuant to an oral agreement with Gerry Martin, Voyager One's majority stockholder as of December 31, 2003, officer and director, Voyager One utilized the office space of Mr. Martin's company as its principal executive office, at no charge to Voyager One. Such office was located at 2102 Business Center Drive, Suite #130, Irvine, California 92612. After the share exchange transaction in February, 2004, our principal executive offices are leased from an unaffiliated third party.

         On July 15, 2004, Voyager One entered into an agreement with CMI Capital, Inc. Pursuant to the agreement CMI Capital, LLC was issued a warrant to purchase 666,666 shares of Voyager One's common stock at an exercise price of $0.25 per share, such exercise being restricted until January 15, 2005 and expiring on January 15, 2010. CMI Capital, LLC was issued these warrants for consulting services. CMI Capital LLC principals are Gerry Martin and Greg Orlandella, each having an equal interest in their company. CMI Capital LLC is managed by Gerry Martin and Greg Orlandella. Gerry Martin was previously an officer and director of Voyager One and he resigned all positions in February, 2004. This agreement supersedes and replaces any previous agreements, whether written or verbal between CMI Capital, LLC and Voyager One, and/or its subsidiaries or affiliates, and any liabilities under such agreements are considered satisfied and any rights under such agreements terminated and agreements cancelled. Other than herein disclosed, CMI Capital LLC does not have any other outstanding agreements with Voyager One.

         Prior to the acquisition of Silicon Film in February, 2004, the officers and directors of Voyager One received no compensation for their services as directors and/or officers during the year ended December 31, 2003. In 2004, the officers and directors of Voyager One received compensation as described below.

         On October 1, 2003, Silicon Film Technologies, Inc. entered into Employment Agreements with John Lichter to act as its chief executive officer and Sebastien DuFort to act as its president for an unspecified duration with no compensation. Pursuant to the Agreement and Plan of Reorganization between Voyager One and Silicon Film of February 25, 2004, John Lichter and Sebastien DuFort became the officers and directors of Voyager One. They received compensation beneficially pursuant to a Management Agreement dated October 1, 2003 among Quest Manufacturing Inc., Castle Hill Advisory Group and Silicon Film. Quest Manufacturing is an entity controlled by John Lichter, and Castle Hill Advisory Group is an entity controlled by Sebastien DuFort. Under the terms of the Management Agreement, Voyager one paid each of Quest Manufacturing and Castle Hill Advisory Group a monthly management fee in the amount of $20,000 for management services and operations of Silicon Film Technologies, including day-to-day operations, sales, strategic development, finance, development of intellectual property rights and human resources. Voyager One received notice of termination of the Management Agreement on June 1, 2004, with an effective termination date of July 1, 2004. On July 1, 2004 Silicon Film entered into new Employment Agreements with John Lichter, to act as its chief executive officer, and Sebastien DuFort, to act as its president, for an unspecified duration which superseded the previous agreements. The terms include an annual compensation of $180,000 each payable in bi-weekly installments. We believe these arrangements are on terms no less favorable than those that would be obtainable from an unaffiliated third party after arm's length negotiations.

         Effective March 1, 2004, Silicon Film Technologies, Inc., subleased computer equipment from Quest Manufacturing, Inc., an entity controlled by John Lichter, pursuant to four written sublease agreements. Pursuant to Equipment Sublease Agreement #1, Silicon Film agreed to pay a monthly lease payment of $346.90 for a term on 20 months. Pursuant to Equipment Sublease Agreement #2, Silicon Film Technologies, Inc. agreed to pay a monthly lease payment of $2,389.37 for a term of 24 months. Pursuant to Equipment Sublease Agreement #3, Silicon Film Technologies, Inc. agreed to pay two advance payments totaling $4,341.30 and a monthly lease payment of $2,041.51 for a term of 48 months. Pursuant to Equipment Sublease Agreement #4, Silicon Film Technologies, Inc. agreed to pay two advance payments totaling $2,590.08 and a monthly lease payment of $1,360.91 for a term of 36 months. As of December 31, 2004, we owe Quest Manufacturing $164,927.30 in the aggregate under these subleases. Structured as pure "pass through" leasing arrangements, all of these subleases are on pricing terms that are identical to Quest Manufacturing's pricing under the master leases. In other words, Quest Manufacturing does not generate any profit from these subleases, and these arrangements are essentially a pass-through of arm's length terms with an unaffiliated third party.

         On June 1, 2004, Voyager One issued an unsecured 6% $60,000 note payable with principal and interest due November 1, 2004 to Castle Hill Advisory Group. This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Castle Hill Advisory Group. On November 1, 2004, the maturity date was extended to the later of March 1, 2005 or ninety (90) days after the registration statement filed August 26, 2004 was declared effective. On March 1, 2005, the maturity date was extended to ninety
(90) days after our registration statement accompanying this prospectus is declared effective by the SEC. Castle Hill Advisory Group is an entity controlled by Voyager One's president, Sebastien DuFort.

         On June 1, 2004, Voyager One issued an unsecured 6% $60,000 note payable with principal and interest due November 1, 2004 to Quest Manufacturing, Inc. This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Quest Manufacturing, Inc. On November 1, 2004, the maturity date was extended to the later of March 1, 2005 or ninety (90) days after the registration statement filed August 26, 2004 was declared effective. On March 1, 2005, the maturity date was extended to nintey
(90) days after our registration statement accompanying this prospectus is declared effective by the SEC. Quest Manufacturing is an entity controlled by Voyager One's chief executive officer, John Lichter.

         On July 1, 2004, Voyager One issued an unsecured 6% $80,000 note payable with principal and interest due November 1, 2004 to Quest Manufacturing, Inc. This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Quest Manufacturing, Inc. On November 1, 2004, the maturity date was extended to the later of March 1, 2005 or ninety (90) days after the registration statement filed August 26, 2004 was declared effective. On March 1, 2005, the maturity date was extended to ninety
(90) days after our registration statement accompanying this prospectus is declared effective by the SEC.

         On August 17, 2004, Voyager One issued an unsecured 6% $17,627.77 note payable with principal and interest due December 31, 2004 to Castle Hill Advisory Group. This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Castle Hill Advisory Group. On November 1, 2004, the maturity date was extended to the later of March 1, 2005 or ninety (90) days after the registration statement filed August 26, 2004 was declared effective. On March 1, 2005, the maturity date was extended to ninety (90) days after our registration statement accompanying this prospectus is declared effective by the SEC.

         On August 17, 2004, Voyager One issued an unsecured 6% $20,000.00 note payable with principal and interest due December 31, 2004 to Quest Manufacturing, Inc. This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Quest Manufacturing, Inc. On November 1, 2004, the maturity date was extended to the later of March 1, 2005 or ninety (90) days after the registration statement filed August 26, 2004 was declared effective. On March 1, 2005, the maturity date was extended to ninety (90) days after our registration statement accompanying this prospectus is declared effective by the SEC.

         On November 3, 2004, Voyager One issued an unsecured 6% $60,000 note payable to Castle Hill Advisory Group with principal and interest due January 4, 2005 of which $50,000 has been received. On January 4, 2005, the maturity date was extended to March 31, 2005 and, on March 24, 2005, it was further extended to July 31, 2005.

         With respect to these borrowings, we believe the arrangements to be on terms no less favorable than those that would be obtainable from an unaffiliated third party after arm's length negotiations.


Item 13.  Exhibits.
          ---------

------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
2.1                Agreement and Plan of Reorganization with Silicon                 Incorporated by reference to Exhibit 2.1
                   Film Technologies, Inc.                                           filed in Form 8-K with the Securities and
                                                                                     Exchange Commission on March 10, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
2.2                Asset Purchase Agreement between Silicon Film Technologies,       Provided herewith
                   Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.1                Articles of Incorporation                                         Incorporated by reference to Exhibit 3.1
                                                                                     filed in Form 10-SB with the Securities and
                                                                                     Exchange Commission on May 11, 2001
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.2                Bylaws                                                            Incorporated by reference to Exhibit 3.2
                                                                                     filed in Form 10-SB with the Securities and
                                                                                     Exchange Commission on May 11, 2001
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.3                Articles of Amendment to Articles of Incorporation                Incorporated by reference to Exhibit 3.1
                                                                                     filed in Form 8-K with the Securities and
                                                                                     Exchange Commission on May 10, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.4                Series A Preferred Stock                                          Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.1                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $60,000 dated June 1, 2004 as extended on
                   November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.2                Short Term Promissory Note between Quest Manufacturing, Inc.      Provided herewith
                   and Voyager One for $60,000 dated June 1, 2004 as extended on
                   November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.3                Short Term Promissory Note between Quest Manufacturing, Inc.      Provided herewith
                   and Voyager One for $80,000 dated July 1, 2004 as extended on
                   November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.4                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $17,627.77 dated August 17, 2004 as
                   extended on November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------




4.5                Short Term Promissory Note between Quest Manufacturing, Inc.      Provided herewith
                   and Voyager One for $20,000 dated August 17, 2004 as extended on November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.6                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $60,000 dated November 3, 2004
                   as extended on January 4, 2005 and March 24, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.7                Extensions dated December 31, 2004 and March 23, 2005 of          Provided herewith
                   obligation between Quest Manufacturing, Inc. and Voyager
                   One for $305,000 as evidenced by paragraph 5(b)(2) of the
                   Asset Purchase Agreement (Exhibit 2.2) dated February 1, 2003
------------------------------------------------------------------------------------ -----------------------------------------------
4.8                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $25,000 dated February 1, 2005 as extended on March 27, 2005
------------------------------------------------------------------------------------ -----------------------------------------------
10.1               Agreement CMI Capital, LLC dated as of July 15, 2004              Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.2               Securities Purchase Agreement dated as of May 2004                Provided herewith
                   between Voyager One, Inc. and Cornell Capital
                   Partners, LP and amended on August 26, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.3               Form of Convertible Debenture                                     Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.4               Security Agreement dated as of May 2004 between                   Provided herewith
                   Voyager One, Inc. and Cornell Capital Partners, LP
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.5               Security Agreement dated as of May 2004 between                   Provided herewith
                   Silicon Film Technologies, Inc. and Cornell Capital
                   Partners, LP
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.6               Registration Rights Agreement dated as of May 2004                Provided herewith
                   between Voyager One, Inc. and Cornell Capital
                   Partners, LP and amended on June 28, 2004 and
                   February 14, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.7               Escrow Agreement dated as of May 2004 between Voyager             Provided herewith
                   One, Inc., Butler Gonzalez LLP and Cornell Capital
                   Partners, LP
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.8               Transfer Agent Instructions                                       Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.9               Assignment Agreement dated December 15, 2004 between Cornell      Provided herewith
                   Capital Partners, LP and Trey Resources, Inc. and consented to by Voyager One on March 8, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.10              Management Agreement                                              Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.11              Employment Agreement John Lichter effective October
                   1, 2003                                                           Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.12              Employment Agreement John Lichter effective July 1,
                   2004                                                              Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.13              Employment Agreement Sebastien DuFort effective
                   October 1, 2003                                                   Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.14              Employment Agreement Sebastien DuFort effective July
                   1, 2004                                                           Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.15              Form of Employment Agreement                                      Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.16              License Agreement between Irvine Sensors Corporation and          Provided herewith
                   Itzchak Sapir dated October 7, 1997
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.17              Assignment Agreement between Irvine Sensors Corporation and       Provided herewith
                   Imagek, Inc. dated September 14, 1998
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.18              Assignment of Sapir Technology between Imagek and Itzchak         Provided herewith
                   Sapir, Inc. dated September 14, 1998
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.19              Fourth Amendment to License Agreement dated September 14, 1998    Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.20              Letter dated March 26, 1999 from Imagek to Itzhak Sapir           Provided herewith
                   Amending License Agreement
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.21              Equipment Sublease Agreement #1 effective March 1, 2004           Provided herewith
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.22              Equipment Sublease Agreement #2 effective March 1, 2004           Provided herewith
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------




10.23              Equipment Sublease Agreement #3 effective March 1, 2004           Provided herewith
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.24              Equipment Sublease Agreement #4 effective March 1, 2004           Provided herewith
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.25              Letter Agreement dated December 13, 2004 between Voyager          Provided herewith
                   One, Inc. and Cornell Capital Partners, LP regarding
                   Registration Rights
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.26              Termination Agreement dated March 17, 2005 between Voyager        Provided herewith
                   One, Inc., Cornell Capital Partners, LP and Newbridge
                   Securities Corporation terminating Standby Equity Distribution
                   Agreement, related transaction documents and $10,000 convertible debenture to Newbridge Securities Corporation
------------------ ----------------------------------------------------------------- -----------------------------------------------
14.0               Code of Ethics                                                    Incorporated by reference to Item 5 filed in
                                                                                     Form 8-K with the Securities and Exchange
                                                                                     Commission on July 15, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
16.0               Letter on Change in Certifying Accountant                         Incorporated by reference to Item 4 filed in
                                                                                     Form 8-K with the Securities and Exchange
                                                                                     Commission on February 27, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
21.0               Subsidiaries of Company                                           Provided herewith
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.1               Certification of Chief Financial Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------------------------------------------------------------
31.2               Certification of Chief Executive Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------------------------------------------------------------
32                 Certification of Chief Executive Officer and Chief Financial      Provided herewith
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------------------------------------------------------------

ITEM 14.  Principal Accountant Fees and Services.
          ---------------------------------------

         Set forth below are fees paid to the Company's independent accountants for the past two fiscal years for the professional services performed for the Company.

AUDIT FEES

         In 2004, Haskell & White LLP was paid $4,500 for professional services rendered in connection with the review of the Forms 10-QSB for the periods ending March 31, 2003, June 30, 2003 and September 30, 2003.

         In February, 2004, the Board of Directors of Voyager One changed our auditors, Haskell & White LLP. to Mendoza Berger & Company, LLP.

         In 2004, Mendoza Berger & Company LLP was paid $78,954.81 for professional services rendered in connection with the following:

        -Voyager One, Inc.: independent audit for the years ending December 31, 2003 and 2002 and for the period from inception (April 26, 2000) to December 31, 2003
        -Voyager One, Inc.:  review of the Forms 10-QSB for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004
        -Silicon Film Technologies, Inc.:  independent audit  for the years ended December 31, 2003 and 2002 and for the period
         from inception (June 28, 2002) through December 31, 2003.

         In 2004, Haskell & White LLP was paid $680.85 for professional services rendered in connection with the review of the Form 10-KSB prepared by Mendoza Berger & Company for the years ended December 31, 2003 and 2002 and for the period from inception (June 28, 2002) through December 31, 2003.

AUDIT RELATED FEES

          None.

TAX FEES

          None.

ALL OTHER FEES

         In 2004, Haskell & White LLP was paid $319.15 and $500.00 for professional services rendered in connection with the review of Form 8-K reporting change in independent auditors and review of SB-2 and preparation of letters relating thereto, respectively.

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Voyager One, Inc.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer
                                  Date: 3/30/05

                             By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                  Financial Officer
                                  Date: 3/30/05

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer and
                                  Director
                                  Date: 3/30/05

                             By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                  Financial Officer And Director
                                  Date: 3/30/05