Form 10KSB/A
period 2004-12-31
VOYAGER ONE INC
filed 2005-05-06
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         On April 28, 2004, Voyager One effected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock, and a cancellation of 400,000 shares of common stock (post-stock split) held by its chief executive officer, John Lichter. After the stock split and cancellation of 400,000 shares, there were 14,600,000 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding. Any reference in this Form 10-KSB/A to common stock and Series A preferred stock after April 28, 2004 is stated on a post-stock split basis, unless otherwise indicated.

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

         Subsequent to year end, Voyager One entered into various leases for equipment which require monthly payments totaling $6,139 in 2005. Total monthly lease payments in 2005 are $8,657.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

FORWARD-LOOKING STATEMENTS

         Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB/A and elsewhere in this filing that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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

PLAN OF OPERATIONS

         Voyager One has sustained net losses for the years ended December 31, 2004 and 2003 in the amounts of $2,615,686 and $689,481, respectively. For the period of the next 12 months, Voyager One needs additional capital to continue our development and operations. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations.

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

EXPENSES FOR YEARS ENDED DECEMBER 31, 2004 AND 2003

         Net loss for the twelve months ended December 31, 2004 was ($2,615,686) compared to ($689,481) for the fiscal year ended December 31, 2003. Net cash provided from financing activities for the twelve months ended December 31, 2004 was $1,856,919 compared to $622,500 for the fiscal year ended December 31, 2003.

         Total operating expenses before interest for the year ended December 31, 2004 were $2,448,137 compared to $656,127 for the year ended December 31, 2003, an increase of $1,792,010. The increase resulted primarily from amortization of $296,200, product development of 153,860, consulting and accounting of 378,078, legal fees of 219,078 and payroll and payroll taxes of 872,608. The consulting and accounting services are comprised of the following: accounting of $122,301, managerial services from Quest Manufacturing, Inc. of $120,000 and Castle Hill Advisory Group of $120,000 pursuant to the Management Agreement attached as exhibit 10.10, information technology support of $7,563 and miscellaneous of 8,214. Voyager One has incurred substantial expenses, including expenses for professional and other services in January and February of 2004 in connection with its acquisition of Silicon Film Technologies, Inc. We have incurred payroll, consulting, equipment rental and legal expenses in connection with our increased activity in engineering, intellectual property and product development activities. Voyager One has incurred significant legal, accounting and other closing costs in connection with obtaining and the closing of external financing, primarily from Cornell Capital. We have also incurred substantial expenses, including expenses for payroll and professional, accounting and legal fees in the preparation of yearly and quarterly financial statements, registration statements and other regulatory compliance activities.

GOING CONCERN

         Voyager One's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2004,indicating that certain conditions exist that raise substantial doubt regarding our ability to continue as a going concern. These include the fact that we have been in the development stage since our inception (June 28, 2002) and that we continue to incur significant losses; accordingly, our viability depends on our ability to obtain future financing and the success of our future operations. The financial statements included in this Form 10-KSB/A do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, stockholders may lose their entire investment in our common stock.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Voyager One to continue as a going concern.

FINANCIAL RESOURCES AND LIQUIDITY

         For the year ended December 31, 2004, cash used in operations was $1,855,765, cash used in investing activities was $24,706, and cash provided by financing activities was $1,856,919. Net cash used in operations consisted primarily of a net loss of $2,615,686 offset by amortization and depreciation of $306,511, imputed interest of $17,020, stock issued for services of $9,075, a decrease in accounts payable of $85,365, an increase in accrued liabilities of 440,716 and an increase in accrued interest of $71,964. Net cash used in investing activities consisted primarily of the acquisition of fixed assets and domain name of $35,956, partially offset by a due from related party of $11,250. Net cash provided by financing activities consisted primarily of the issuance of common stock for cash of $142,500 and an issuance of notes payable totaling $1,896,723, which were partially offset by payments on note payables of $148,500 and a recapitalization of $33,804. We are not in default of any notes payable at December 31, 2004.

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

         In June 2004, Voyager One entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Subsequently, we determined that it would be in the best interests of the Company to terminate the Agreement. On March 17, 2005, by the mutual agreement of the parties, the Standby Equity Distribution Agreement, related transaction documents and related convertible debentures issued to Cornell Capital for $740,000 as a commitment fee and Newbridge Securities Corporation for $10,000 as an advisory fee were terminated by written agreement. All rights and obligations under the agreement, related transaction documents and convertible debentures were cancelled.

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

/s/ Mendoza Berger & Company, LLP



Irvine, California
March 3, 2005


                                VOYAGER ONE, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       2004            2003
                                                                   ------------    ------------
                                             ASSETS
Current assets:
    Cash                                                           $     1,012     $    24,564
                                                                   ------------    ------------

    Total current assets                                                 1,012          24,564
                                                                   ------------    ------------
Property and equipment, net                                             42,180          26,535
                                                                   ------------    ------------
Other assets:
    Due from related party                                                  --          11,250
    Deposit                                                              8,400           8,400
    Domain name                                                         10,000              --
    Deferred financing costs and imputed interest, net                 690,208              --
    Patents, net                                                       978,439       1,111,867
                                                                   ------------    ------------

     Total other assets                                              1,687,047       1,131,517
                                                                   ------------    ------------
     Total assets                                                  $ 1,730,239     $ 1,182,616
                                                                   ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   371,379     $   456,744
    Accrued expenses                                                   440,715              --
    Accrued interest                                                    90,942          18,978
    Note payable - related party                                       592,628         305,000
    Notes payable                                                      905,596              --
                                                                   ------------    ------------
     Total current liabilities                                       2,401,260         780,722
                                                                   ------------    ------------

Long term note payable                                               1,425,000              --

Commitments                                                                 --              --

Stockholders' equity (deficit):
    Preferred Stock Series A, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at December 31, 2004
      and at December 31, 2003, respectively                             1,000           1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 14,600,000 and 13,185,840
      shares issued and outstanding at December
      31, 2004 and December 31, 2003,
      respectively                                                      14,600          13,186
    Additional paid in capital                                       1,194,546       1,078,189
    Deficit accumulated during development stage                    (3,306,167)       (690,481)
                                                                   ------------    ------------
     Total stockholders' equity (deficit)                           (2,096,021)        401,894
                                                                   ------------    ------------
     Total liabilities and stockholders'
      equity (deficit)                                             $ 1,730,239     $ 1,182,616
                                                                   ============    ============

                         See accompanying notes to financial statements

                                                F-3


                             VOYAGER ONE, INC. AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------
                                                                             Cumulative
                                                                            amount from
                                                 For the year ended          inception
                                          ------------------------------      (June 28,
                                                                            2002) through
                                            December        December        December 31,
                                            31, 2004        31, 2003           2004
                                          -------------    -------------    -------------
Operating expenses
 Amortization                             $    296,200     $    122,305     $    418,505
 Automobile expense                             10,132           10,400           20,532
 Bank service charges                            2,410              499            2,909
 Depreciation                                   10,311            1,042           11,353
 Dues and subscriptions                             --               74               74
 Equipment rental                               92,545               --           92,545
 Licenses and permits                           25,036               --           25,036
 Insurance                                      96,687               --           96,687
 Engineering and office supplies               125,036            3,306          128,342
 Postage and delivery                            8,387              374            8,761
 Product development                           153,860               --          153,860
 Consulting and accounting                     378,078          442,855          820,933
 Legal fees                                    219,078           24,069          244,147
 Payroll and payroll taxes                     872,608               --          872,608
 Reference Materials                                --              115              115
 Rent                                           68,055           17,325           85,380
 Relocation expense                              5,742                0            5,742
 Repairs and maintenance                         6,577            1,164            7,741
 Marketing supplies                              5,050              495            5,545
 Communication and internet                     32,792            3,294           36,086
 Travel and entertainment                       31,867           27,818           59,685
 Utilities                                       7,686              992            8,678
                                          -------------    -------------    -------------
Total operating expenses and loss from
  operations                                 2,448,137          656,127        3,105,264
Interest expense                               167,549           33,354          200,903
                                          -------------    -------------    -------------
Net loss before income taxes                (2,615,686)        (689,481)      (3,306,167)
Provision for income taxes                          --               --               --
                                          -------------    -------------    -------------
Net loss                                  $ (2,615,686)    $   (689,481)    $ (3,306,167)
                                          =============    =============    =============

Loss per share (basic and
  diluted)                                $      (0.18)    $      (0.06)
                                          =============    =============

Weighted average number of shares
  Outstanding (basic and diluted)           14,290,300       12,186,597
                                          =============    =============

                      See accompanying notes to financial statements
                                            F-4


                                                 VOYAGER ONE, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------

                                     Preferred Stock
                                        Series A               Common Stock
                               ------------------------- --------------------------
                                                                                                    Deficit
                                                                                                  accumulated
                                                 Par                   Par value                     during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --
Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --         1,000
Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December
 31, 2002                               --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,504            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December  31, 2003    1,000,000        1,000   13,185,840        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Issuance of shares for
 services                               --           --      289,600           290         8,785            --         9,075

Reverse acquisition                     --           --      954,560           954       (34,758)           --       (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (2,615,686)   (2,615,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31,
2004                             1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $(3,306,167)  $(2,096,021)
                               ============ ============ ============  ============  ============  ============  ============

                                           See accompanying notes to financial statements

                                                                 F-5


                                          VOYAGER ONE, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                    Amount from
                                                                                                     Inception
                                                                   For the          For the          (June 28,
                                                                 year ended        year ended       2002) through
                                                                December 31,      December 31,      December 31,
                                                                    2004              2003               2004
                                                                ------------      ------------      -------------
Cash flows from operating activities:
Net loss                                                        $(2,615,686)      $ (689,481)       $(3,306,167)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                       306,511          123,347            429,858
Imputed interest                                                     17,020               --             17,020
Stock issued for services                                             9,075               --             10,075
Issuance of common stock for financing                                   --            5,625              5,625
Changes in operating assets and liabilities:
 Deposits                                                                --           (8,400)            (8,400)
 Accounts payable                                                   (85,365)         456,744            371,379
 Accrued liabilities                                                440,716               --            440,716
 Accrued interest                                                    71,964           18,978             90,942
                                                                ------------      ------------      ------------
Net cash provided by (used in) operating activities              (1,855,765)         (93,187)        (1,948,952)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
 Due from related party                                              11,250          (11,250)                --
 Acquisition of property and equipment                              (25,956)         (27,577)           (53,533)
 Acquisition of patents                                                 -           (465,922)          (465,922)
 Acquisition of domain name                                         (10,000)              --            (10,000)
                                                                ------------      ------------      ------------
Net cash provided by (used in) investing activities                 (24,706)        (504,749)          (529,455)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
 Recapitalization                                                   (33,804)              --            (33,804)
 Issuance of common stock for cash                                  142,500          247,500            390,000
 Issuance of notes payable                                        1,896,723          460,000          2,356,723
 Payments on notes payable                                         (148,500)         (85,000)          (233,500)
                                                                ------------      ------------      ------------
Net cash provided by (used in) financing activities               1,856,919          622,500          2,479,419
                                                                ------------      ------------      ------------

Net increase (decrease) in cash                                     (23,552)          24,564              1,012

Cash, beginning of period                                            24,564               --                 --
                                                                ------------      ------------      ------------

Cash, end of period                                             $     1,012       $    24,564       $     1,012
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                  $       --        $     8,750       $     8,750
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                $   (33,804)      $        --       $   (33,804)
                                                                ============      ============      ============
      Issuance of 3,073,000 shares of common stock
        for patents acquired                                    $        --       $   768,250       $   768,250
                                                                ============      ============      ============
      Conversion of notes payable into 280,000 shares of
        common stock                                            $        --       $    70,000       $    70,000
                                                                ============      ============      ============
      Issuance of convertible debentures for financing
        fees                                                    $   870,000       $        --       $   870,000
                                                                ============      ============      ============

      Issuance of common stock for financing                    $        --       $     5,625       $     5,625
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

         Pro forma information under FAS 123 is as follows:

                                                    For the year ended
                                                    December 31, 2004
                                                   --------------------

         Net income (loss) as reported                 (2,615,686)

         Add: Stock based employee
         Compensation expense included
         in reported net income, net of
         related tax effects                                   -0-

         Deduct: Total stock-based
         employee compensation expense
         determined under fair value based
         method for all awards, net of related                 -0-
         Pro forma net income (loss)                   (2,615,686)

         Basic loss per share:
         As reported                                        (0.18)
         Pro forma                                          (0.18)

         Diluted earnings per share:
         As reported                                        (0.18)
         Pro forma                                          (0.18)

         The following table shows assumptions
         and information about options
         granted on April 28, 2004

         Options granted                                   400,000

         Stock price                                         $0.25

         Exercise price                                      $0.25

         Expected life of option                           5 years

         Risk-free interest rate                              3.6%

         Expected volatility                                 0.01%

         Expected dividend yield                                0%

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
                                                    =============  =============

8.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST
         ---------------------------------------------

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP which are being amortized over the term of the debentures.

         The components of the deferred financing costs are as follows at December 31:

                                                        2004          2003
                                                    -------------  -------------
         Deferred financing costs:
             Non-interest bearing finance
             fees incurred over a three
             year period                            $    767,878   $         --
         Less: accumulated amortization of fees     $   (162,772)            --
                                                    -------------  -------------
         Net deferred financing costs               $    605,106   $         --
                                                    =============  =============

         On June 10, 2004, the Company issued two three-year 0% convertible debentures totaling $750,000 as payment for commitment fees related to the Standby Equity Distribution Agreement (see Note 13). The Company has imputed interest on these debentures using a 5% discount rate. The imputed interest has been deferred and is being expensed over the same three-year term as the commitment fee.

         The components of the deferred imputed interest are as follows at December 31:

                                                         2004          2003
                                                    -------------  -------------
         Deferred imputed interest                  $    102,122   $         --
         Less: accumulated amortization of interest      (17,020)            --
                                                    -------------  -------------
         Net deferred imputed interest              $     85,102   $         --
                                                    =============  =============

         Subsequent to December 31, 2004, the Standby Equity Distribution Agreement and the $750,000 convertible debentures discussed above were cancelled (see Note 13).

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


                                      F-19





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

           The notes payable - related party balance consists of the following:

                                                           December 31, 2004     December 31, 2003
                                                           -------------------   -------------------
            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                     $    60,000            $       -

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                          17,628                    -

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               January 4, 2005. (subsequently
               renegotiated, see Note 14)                          50,000                    -

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                          60,000                    -

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                          80,000                    -

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               the later of March 1, 2005 or ninety (90)
               days after Voyager One, Inc.'s registration
               statement filed August 26, 2004 has been
               declared effective. (subsequently
               renegotiated, see Note 14)                          20,000                    -

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               March 31, 2005. (subsequently
               renegotiated, see Note 14)                         305,000                  305,000
                                                           -------------------   ------------------
                                                              $   592,628            $     305,000
                                                           ===================   ==================

           The notes payable - long term balance consists of the following:

                                                           December 31, 2004     December 31, 2003
                                                           -------------------   -------------------
            6% note payable to Oberman, principal
               and interest due April 1, 2007,
               convertible after April 1, 2006 at the
               holder's request into common stock
               of the company at a 40% discount to the
               average closing bid price for ten trading
               days preceding the conversion date.            $    25,000          $        --

           Convertible debentures. (see Notes 11 and 13)        1,400,000                   --
                                                           -------------------   ------------------
                                                              $ 1,425,000          $        --
                                                           ===================   ==================

                        VOYAGER ONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

13.      STANDBY EQUITY DISTRIBUTION AGREEMENT
         -------------------------------------

         In June 2004, Voyager One entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to this agreement, Voyager One, Inc. may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Voyager One, Inc. requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will purchase shares of common stock for 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon Voyager One, Inc. registering the shares of common stock with the Securities and Exchange Commission. Cornell Capital Partners was paid a one-time commitment fee of $740,000, payable as a three-year 0% debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately preceding the conversion date and a structuring fee of $45,000 payable as cash. In addition, Newbridge Securities Corporation, a registered broker-dealer, was paid a fee of $10,000, payable as a three-year 0% debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately preceding the conversion date. These fees are being amortized over the term of the debentures. On March 17, 2005, by mutual agreement of the parties, the Standby Equity Distribution Agreement and related transaction documents as well as the $740,000 and $10,000 convertible debentures were terminated including all rights and obligations therein. The termination in March, 2005 arose as a result of the Company's prior discussions with the SEC, which indicated that the sales of securities under the securities purchase agreement, including the issuance of the convertible debentures thereunder, the transactions under the standby equity distribution agreement and the issuance of $750,000 convertible debentures could be viewed as a single transaction and, if so viewed, might not be consistent with SEC guidelines regarding equity lines. Cornell Capital and Newbridge Securities agreed with the Company to terminate their $740,000 and $10,000 convertible debentures, respectively, because the Company viewed these debentures as additional "consideration" for Cornell Capital and "consideration" for Newbridge Securities associated with the equity line. With the equity line terminated, the services related to the convertible debentures would no longer be needed and therefore the debentures were cancelled. This termination will be reflected in the financial statements for the quarter ending March 31, 2005.

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


Item 13.  Exhibits.
          ---------

------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
2.1                Agreement and Plan of Reorganization with Silicon                 Incorporated by reference to Exhibit 2.1
                   Film Technologies, Inc.                                           filed in Form 8-K with the Securities and
                                                                                     Exchange Commission on March 10, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
2.2                Asset Purchase Agreement between Silicon Film Technologies,       Previously filed
                   Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.1                Articles of Incorporation                                         Incorporated by reference to Exhibit 3.1
                                                                                     filed in Form 10-SB with the Securities and
                                                                                     Exchange Commission on May 11, 2001
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.2                Bylaws                                                            Incorporated by reference to Exhibit 3.2
                                                                                     filed in Form 10-SB with the Securities and
                                                                                     Exchange Commission on May 11, 2001
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.3                Articles of Amendment to Articles of Incorporation                Incorporated by reference to Exhibit 3.1
                                                                                     filed in Form 8-K with the Securities and
                                                                                     Exchange Commission on May 10, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.4                Series A Preferred Stock                                          Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.1                Short Term Promissory Note between Castle Hill Advisory Group     Previously filed
                   and Voyager One for $60,000 dated June 1, 2004 as extended on
                   November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.2                Short Term Promissory Note between Quest Manufacturing, Inc.      Previously filed
                   and Voyager One for $60,000 dated June 1, 2004 as extended on
                   November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.3                Short Term Promissory Note between Quest Manufacturing, Inc.      Previously filed
                   and Voyager One for $80,000 dated July 1, 2004 as extended on
                   November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.4                Short Term Promissory Note between Castle Hill Advisory Group     Previously filed
                   and Voyager One for $17,627.77 dated August 17, 2004 as
                   extended on November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------






4.5                Short Term Promissory Note between Quest Manufacturing, Inc.      Previously filed
                   and Voyager One for $20,000 dated August 17, 2004 as extended on November 1, 2004 and March 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.6                Short Term Promissory Note between Castle Hill Advisory Group     Previously filed
                   and Voyager One for $60,000 dated November 3, 2004
                   as extended on January 4, 2005 and March 24, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.7                Extensions dated December 31, 2004 and March 23, 2005 of          Previously filed
                   obligation between Quest Manufacturing, Inc. and Voyager
                   One for $305,000 as evidenced by paragraph 5(b)(2) of the
                   Asset Purchase Agreement (Exhibit 2.2) dated February 1, 2003
------------------------------------------------------------------------------------ -----------------------------------------------
4.8                Short Term Promissory Note between Castle Hill Advisory Group     Previously filed
                   and Voyager One for $25,000 dated February 1, 2005 as extended on March 27, 2005
------------------------------------------------------------------------------------ -----------------------------------------------
10.1               Agreement CMI Capital, LLC dated as of July 15, 2004              Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.2               Securities Purchase Agreement dated as of May 2004                Previously filed
                   between Voyager One, Inc. and Cornell Capital
                   Partners, LP and amended on August 26, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.3               Form of Convertible Debenture                                     Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.4               Security Agreement dated as of May 2004 between                   Previously filed
                   Voyager One, Inc. and Cornell Capital Partners, LP
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.5               Security Agreement dated as of May 2004 between                   Previously filed
                   Silicon Film Technologies, Inc. and Cornell Capital
                   Partners, LP
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.6               Registration Rights Agreement dated as of May 2004                Previously filed
                   between Voyager One, Inc. and Cornell Capital
                   Partners, LP and amended on June 28, 2004 and
                   February 14, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.7               Escrow Agreement dated as of May 2004 between Voyager             Previously filed
                   One, Inc., Butler Gonzalez LLP and Cornell Capital
                   Partners, LP
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.8               Transfer Agent Instructions                                       Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.9               Assignment Agreement dated December 15, 2004 between Cornell      Previously filed
                   Capital Partners, LP and Trey Resources, Inc. and consented to by Voyager One on March 8, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.10              Management Agreement                                              Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.11              Employment Agreement John Lichter effective October
                   1, 2003                                                           Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.12              Employment Agreement John Lichter effective July 1,
                   2004                                                              Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.13              Employment Agreement Sebastien DuFort effective
                   October 1, 2003                                                   Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.14              Employment Agreement Sebastien DuFort effective July
                   1, 2004                                                           Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.15              Form of Employment Agreement                                      Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.16              License Agreement between Irvine Sensors Corporation and          Previously filed
                   Itzchak Sapir dated October 7, 1997
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.17              Assignment Agreement between Irvine Sensors Corporation and       Previously filed
                   Imagek, Inc. dated September 14, 1998
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.18              Assignment of Sapir Technology between Imagek and Itzchak         Previously filed
                   Sapir, Inc. dated September 14, 1998
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.19              Fourth Amendment to License Agreement dated September 14, 1998    Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.20              Letter dated March 26, 1999 from Imagek to Itzhak Sapir           Previously filed
                   Amending License Agreement
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.21              Equipment Sublease Agreement #1 effective March 1, 2004           Previously filed
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.22              Equipment Sublease Agreement #2 effective March 1, 2004           Previously filed
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------






10.23              Equipment Sublease Agreement #3 effective March 1, 2004           Previously filed
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.24              Equipment Sublease Agreement #4 effective March 1, 2004           Previously filed
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.25              Letter Agreement dated December 13, 2004 between Voyager          Previously filed
                   One, Inc. and Cornell Capital Partners, LP regarding
                   Registration Rights
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.26              Termination Agreement dated March 17, 2005 between Voyager        Previously filed
                   One, Inc., Cornell Capital Partners, LP and Newbridge
                   Securities Corporation terminating Standby Equity Distribution
                   Agreement, related transaction documents and $10,000 convertible debenture to Newbridge Securities Corporation
------------------ ----------------------------------------------------------------- -----------------------------------------------
14.0               Code of Ethics                                                    Incorporated by reference to Item 5 filed in
                                                                                     Form 8-K with the Securities and Exchange
                                                                                     Commission on July 15, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
16.0               Letter on Change in Certifying Accountant                         Incorporated by reference to Item 4 filed in
                                                                                     Form 8-K with the Securities and Exchange
                                                                                     Commission on February 27, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
21.0               Subsidiaries of Company                                           Previously filed
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.1               Certification of Chief Financial Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------------------------------------------------------------
31.2               Certification of Chief Executive Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------------------------------------------------------------
32                 Certification of Chief Executive Officer and Chief Financial      Provided herewith
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------------------------------------------------------------

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

                                Voyager One, Inc.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer
                                  Date: 5/6/05

                               By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                  Financial Officer
                                  Date: 5/6/05

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer and
                                  Director
                                  Date: 5/6/05

                               By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                  Financial Officer And Director
                                  Date: 5/6/05