Form 10QSB
period 2005-03-31
VOYAGER ONE INC
filed 2005-05-23
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

The number of shares of the registrant's common stock as of March 31, 2005:
14,600,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                F-2

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     1

Item 3.  Controls and Procedures                                              14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Defaults On Senior Securities                                        18

Item 4.  Submission of Items to a Vote                                        18

Item 5.  Other Information                                                    18

Item 6.

(a) Exhibits                                                                  19
(b) Reports on Form 8K                                                        19

SIGNATURES AND CERTIFICATES                                                   19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                               TABLE OF CONTENTS

                                                                           PAGE

Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statement of Changes in Shareholders' Equity (Deficit).........F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6


                                VOYAGER ONE, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                     March 31,     December 31,
                                                                       2005           2004
                                                                   -------------   ------------
                                             ASSETS
Current assets:
    Cash                                                           $     1,000     $     1,012
                                                                   ------------    ------------

    Total current assets                                                 1,000           1,012
                                                                   ------------    ------------
Property and equipment, net                                             39,540          42,180
                                                                   ------------    ------------
Other assets:
    Deposits                                                            15,097           8,400
    Domain name                                                         10,000          10,000
    Deferred financing costs and imputed interest, net                  55,625         690,208
    Patents, net                                                       945,082         978,439
                                                                   ------------    ------------

     Total other assets                                              1,025,804       1,687,047
                                                                   ------------    ------------
     Total assets                                                  $ 1,066,344     $ 1,730,239
                                                                   ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   485,026     $   371,379
    Bank overdraft                                                      53,959               0
    Accrued expenses                                                   677,714         440,715
    Accrued interest                                                    94,272          90,942
    Note payable - related party                                       617,628         592,628
    Notes payable                                                      975,780         905,596
                                                                   ------------    ------------
     Total current liabilities                                       2,904,379       2,401,260
                                                                   ------------    ------------

Long term note payable                                                 696,082       1,425,000

Commitments                                                                 --              --

Stockholders' equity (deficit):
    Preferred Stock Series A, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at March 31, 2005
      and December 31, 2004, respectively                                1,000           1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 14,600,000 shares
      issued and outstanding at March 31, 2005
      and December 31, 2004, respectively                               14,600          14,600
    Additional paid in capital                                       1,194,546       1,194,546
    Deficit accumulated during development stage                    (3,744,263)     (3,306,167)
                                                                   ------------    ------------
     Total stockholders' deficit                                    (2,534,117)     (2,096,021)
                                                                   ------------    ------------
     Total liabilities and stockholders'
      equity (deficit)                                             $ 1,066,344     $ 1,730,239
                                                                   ============    ============

                         See accompanying notes to financial statements

                                                F-2

                             VOYAGER ONE, INC. AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
-----------------------------------------------------------------------------------------
                                                                             Cumulative
                                                                            amount from
                                            For the three months ended        inception
                                          ------------------------------      (June 28,
                                                                            2002) through
                                            March 31        March 31          March 31,
                                              2005            2004              2005
                                          -------------    -------------    -------------
Operating expenses
 Amortization                             $     83,578     $     33,357     $    502,083
 Automobile expense                                 --            5,275           20,532
 Bank service charges                            1,072              775            3,981
 Depreciation                                    2,640            2,455           13,993
 Dues and subscriptions                             71               --              145
 Equipment rental                               32,478            9,668          125,023
 Licenses and permits                           (4,177)             453           20,859
 Insurance                                      29,602           22,513          126,289
 Engineering and office supplies                   533           16,528          128,875
 Postage and delivery                            1,102            3,704            9,863
 Product development                                --           12,456          153,860
 Consulting and accounting                      48,207          215,647          869,140
 Legal fees                                     53,553           32,748          297,700
 Payroll and payroll taxes                     262,072          124,661        1,134,680
 Reference Materials                                --               --              115
 Rent                                           17,309           17,298          102,689
 Relocation expense                                875               --            6,617
 Repairs and maintenance                         1,664            2,083            9,405
 Marketing supplies                                 --            5,000            5,545
 Communication and internet                      6,163            8,408           42,249
 Travel and entertainment                        1,958           15,427           61,643
 Utilities                                       2,600            1,892           11,278
                                          -------------    -------------    -------------
Total operating expenses and loss from
  operations                                   541,300          530,348        3,646,564
Interest expense                                68,840            9,405          269,743
Gain on cancellation of financing fees        (172,044)              --         (172,044)
                                          -------------    -------------    -------------
Net loss before income taxes                  (438,096)        (539,753)      (3,744,263)
Provision for income taxes                          --               --               --
                                          -------------    -------------    -------------
Net loss                                  $   (438,096)    $   (539,753)    $ (3,744,263)
                                          =============    =============    =============
Loss per share (basic and
  diluted)                                $      (0.03)    $      (0.04)
                                          =============    =============
Weighted average number of shares
  outstanding (basic and diluted)           14,600,000       14,096,165
                                          =============    =============


                      See accompanying notes to financial statements

                                            F-3


                                                VOYAGER ONE, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005 (UNAUDITED)
 ----------------------------------------------------------------------------------------------------------------------------

                                     Preferred Stock
                                        Series A               Common Stock
                               ------------------------- --------------------------
                                                                                                    Deficit
                                                                                                  accumulated
                                                 Par                   Par value                     during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --

Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --         1,000

Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December
 31,2002                                --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,504            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2003     1,000,000        1,000   13,185,840        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Issuance of shares for
 services                               --           --      289,600           290         8,785            --         9,075

Reverse acquisition                     --           --      954,560           954       (34,758)           --       (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (2,615,686)   (2,615,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31,
2004                             1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $(3,306,167)  $(2,096,021)

Net Loss                                --           --           --            --            --      (438,096)     (438,096)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at March 31,
2005                             1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $(3,744,263)  $(2,534,117)
                               ============ ============ ============  ============  ============  ============  ============

                                           See accompanying notes to financial statements

                                                                 F-4


                                        VOYAGER ONE, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                   amount from
                                                                                                   inception
                                                               For the three      For the three       (June 28,
                                                                months ended      months ended     2002) through
                                                                  March 31,        March 31,         March  31,
                                                                    2005             2004              2005
                                                               -------------     -------------     -------------
Cash flows from operating activities:
Net loss                                                        $  (438,097)      $ (539,753)      $  (977,850)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                        86,218           35,812           122,030
Imputed interest                                                      6,408               --             6,408
Stock issued for services                                                --               --                --
Issuance of common stock for financing                                   --               --                --
Changes in operating assets and liabilities:
 Deposits                                                            (6,696)              --            (6,696)
 Bank draft                                                          53,959            3,789            57,748
 Accounts payable                                                   113,648           59,809           173,457
 Accrued liabilities                                                236,998           14,549           251,547
 Accrued interest                                                    61,594            9,407            71,001
                                                                ------------     ------------      ------------
Net cash provided by (used in) operating activities                 114,032         (416,387)         (302,355)
                                                                ------------     ------------      ------------

Cash flows from investing activities:
 Due from related party                                                   --          11,250            11,250
 Acquisition of property and equipment                                    --         (28,198)          (28,198)
 Acquisition of patents                                                   --              --                --
 Acquisition of domain name                                               --         (10,000)          (10,000)
                                                                ------------     ------------      ------------
Net cash provided by (used in) investing activities                       --         (26,948)          (26,948)
                                                                ------------     ------------      ------------

Cash flows from financing activities:
 Stock subscribed not issued                                             --            1,000             1,000
 Cancellation of financing fees                                    (172,044)              --          (172,044)
 Recapitalization                                                        --          (33,804)          (33,804)
 Issuance of common stock for cash                                       --          142,500           142,500
 Issuance of common stock for services                                   --            9,075             9,075
 Issuance of notes payable                                          125,000          300,000           425,000
 Payments on notes payable                                          (67,000)              --           (67,000)
                                                                ------------     ------------      ------------
Net cash provided by (used in) financing activities                (114,044)         418,771           304,727
                                                                ------------     ------------      ------------

Net increase (decrease) in cash                                         (12)         (24,564)          (24,576)

Cash, beginning of period                                             1,012           24,564            25,576
                                                                ------------     ------------      ------------

Cash, end of period                                             $     1,000      $        --       $     1,000
                                                                ============     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                  $       868      $        --       $       868
                                                                ============     ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                $        --      $    33,804       $    33,804
                                                                ============     ============      ============
      Issuance of convertible debentures
        for financing fees                                      $        --      $        --       $   870,000
                                                                ============     ============      ============
      Cancellation of debentures
        issued for financing fees                               $  (750,000)     $        --       $  (750,000)
                                                                ============     ============      ============
      Issuance of 3,073,000 shares of
        common stock for patents acquired                       $        --      $        --       $   768,250
                                                                ============     ============      ============
      Conversion of notes payable
        into 280,000 shares of common stock                     $        --      $        --       $    70,000
                                                                ============     ============      ============

      Issuance of common stock for financing                    $        --      $        --       $     5,625
                                                                ============     ============      ============

                                     See accompanying notes to financial statements

                                                            F-5

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------
1.       NATURE OF BUSINESS
         ------------------

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


2.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The consolidated financial statements of Voyager One, Inc. (the Company) and its wholly owned subsidiary, Silicon Film Technologies, Inc. as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 and related footnote information are unaudited. All adjustments, (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                  (UNAUDITED)
--------------------------------------------------------------------------------

3.       REORGANIZATION
         --------------

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

4.       GOING CONCERN AND MANAGEMENT'S PLANS
         ------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

5.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

         Pro forma information under FAS 123 is as follows:

                                                    For the three months
                                                    ended March 31, 2005
                                                    --------------------
         Net income (loss) as reported                   (438,097)

         Add: Stock based employee
         compensation expense included
         in reported net income, net of
         related tax effects                                   -0-

         Deduct: Total stock-based
         employee compensation expense
         determined under fair value based
         method for all awards, net of related                 -0-
         Pro forma net income (loss)                     (438,097)

         Basic loss per share:
         As reported                                        (0.03)
         Pro forma                                          (0.03)

         Diluted earnings per share:
         As reported                                        (0.03)
         Pro forma                                          (0.03)

         The following table shows assumptions
         and information about options
         granted on April 28, 2004

         Options granted                                  400,000

         Stock price                                        $0.25

         Exercise price                                     $0.25

         Expected life of option                          5 years

         Risk-free interest rate                             3.6%

         Expected volatility                                0.01%

         Expected dividend yield                               0%

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

             Furniture and equipment                            5 years
             Leasehold improvements                             5 years

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in 2004 and for the three months ended March 31, 2005.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

6.       COMMITMENTS
         -----------

         OPERATING LEASES
         ----------------

         The Company leases its facility, which requires monthly payments of $4,200. In addition, the Company is responsible for all taxes and operating expenses. The lease expires on September 30, 2005. Total rent expense under this agreement was $32,478 and $9,668 for the three months ended March 31, 2005 and 2004, respectively.

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
                                        ============  ============  ============

7.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at:

                                          March 31,   December 31,
                                            2005         2004
                                        ------------  ------------
         Furniture and equipment        $  50,966     $  50,966
         Leasehold improvements             2,567         2,567
                                        ------------  ------------
                                           53,533        53,533
         Accumulated depreciation         (13,993)      (11,353)
                                        ------------  ------------
                                        $  39,540     $  42,180
                                        ============  ============

         Depreciation expense is $2,640 and $2,455 for the three months ended March 31, 2005 and 2004, respectively.

8.       PATENT PURCHASE AND NOTE PAYABLE
         --------------------------------

         On February 1, 2003 the Company purchased patents, trademarks, and other intellectual property rights from Quest Manufacturing Inc., which is wholly owned by the Company's CEO, in exchange for a note payable for $390,000 with a stated interest rate of 6% due on December 31, 2004 and the issuance of 15,365,000 shares of Class A Common Stock valued at $768,250. Additionally, the Company assumed an accounts payable of $75,922, payable to the patent attorney. In December, 2004, the note payable was renegotiated to a more favorable maturity date of March 31, 2005 and in March, 2005, it was further extended to July 31, 2005.

         The balance due on the note payable was $305,000 at March 31, 2005 and December 31, 2004, respectively.

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $83,578 and 33,357 for the three months ended March 31, 2005 and 2004 respectively. The balance is:

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                            March 31,   December 31,
                                              2005         2004
                                         -------------- -------------

         Patents                         $  1,234,172   $  1,234,172
         Less: accumulated amortization      (289,090)      (255,733)
                                         -------------- -------------
                                         $    945,082   $    978,439
                                         ============== =============

9.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST
         ---------------------------------------------

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP which are being amortized over the term of the debentures.

         The components of the deferred financing costs are as follows at:

                                                      March 31,    December 31,
                                                        2005          2004
                                                   --------------  ------------
         Deferred financing costs                  $   120,000     $   767,878
         Less: accumulated amortization of fees        (64,375)       (162,772)
                                                   -------------- -------------
         Net deferred financing costs              $    55,625     $   605,106
                                                   ==============  ============

         On June 10, 2004, the Company issued two three-year 0% convertible debentures totaling $750,000 as payment for commitment fees related to the Standby Equity Distribution Agreement. The Company has imputed interest on these debentures using a 5% discount rate. The imputed interest has been deferred and is being expensed over the same three-year term as the commitment fee.

         The components of the deferred imputed interest are as follows at:

                                                       March 31,    December 31,
                                                         2005          2004
                                                     -------------  ------------

         Deferred imputed interest                   $      -0-     $   102,122
         Less: accumulated amortization of interest         -0-         (17,020)
                                                     -------------  ------------
         Net deferred imputed interest               $      -0-     $    85,102
                                                     =============  ============

         On March 17, 2005, the Standby Equity Distribution Agreement and the $750,000 convertible debentures discussed above were cancelled.

10.      INCOME TAXES
         ------------

         The components of the deferred tax asset are as follows:

                                                        March 31,   December 31,
                                                          2005         2004
                                                    --------------  ------------
         Deferred tax assets:
             Net operating loss carry-forward       $     861,000   $   829,000
             Amortization                                  15,000        15,000
             Temporary timing difference                  470,000       336,000
                                                    --------------  ------------

                                                        1,346,000     1,180,000
         Less: valuation allowance                     (1,346,000)   (1,180,000)
                                                    --------------  ------------
         Net deferred tax assets                    $          --   $        --
                                                    ==============  ============

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         The Company had available approximately $2,316,000 unused federal and state net operating loss carry-forwards at March 31, 2005 that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2005 and December 31, 2004, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:
                                                      March 31,    December 31,
                                                        2005          2004
                                                    -------------  -------------

         Statutory federal tax (benefit) rate           (34.0)%        (34.0)%
         Statutory state tax (benefit) rate              (3.2)%         (3.2)%
                                                    ------------   -------------
         Effective tax rate                             (37.2)%        (37.2)%
         Valuation allowance                             37.2%          37.2%
                                                    -------------  -------------
                                                            -              -
                                                    =============  =============

11.      CAPITAL STOCK
         -------------

         The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001. As of March 31, 2005 and December 31, 2004, there were 14,600,000 and 14,600,000 shares of Common Stock outstanding, respectively and 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding at March 31, 2005 and December 31, 2004, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. The holders of Common and Series A Preferred Stock vote together as a single class. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

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

         CANCELLATION OF SHARES
         ----------------------
         On April 28, 2004, the Company's CEO cancelled 400,000 post stock split shares of common stock.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

12.      CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One, Inc. entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of March 31, 2005, Voyager One, Inc. has received gross proceeds of $650,000. The balance of the proceeds will be paid as follows: $100,000 within 5 business days of Voyager One, Inc.'s common stock being approved for quotation on the Over-the-Counter Bulletin Board, and $350,000 within 5 business days of the registration statement registering all shares of common stock underlying the convertible debentures being declared effective by the Securities and Exchange Commission. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of our outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager One, Inc.'s assets. In the event the debentures are redeemed, then Voyager One, Inc. will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital purchased the convertible debentures from Voyager One, Inc. in a private placement in May 2004. Cornell Capital has received a one-time structuring fee of $10,000 and will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been and will continue to be paid proportionately in cash upon receipt of each distribution of proceeds. On December 15, 2004, Cornell Capital assigned one-half or $325,000 of the issued debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc., a Delaware corporation. On March 8, 2005, Voyager One consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, Voyager One issued a total of four new debentures to Cornell Capital Partners, LP and Trey Resources, each, in the amount of one-half of the originally issued debentures. Voyager One also issued additional three-year 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,386.98 and to Trey Resources in the amount of $3,695.21 which represent all interest earned pro rata on the original four debentures up to termination. All the debentures mature on March 8, 2008. The terms of the newly issued debentures, except as indicated above, are identical to those originally issued.


                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                            (UNAUDITED)
--------------------------------------------------------------------------------------------------

13.      NOTES PAYABLE
         -------------

         The notes payable balance consists of the following:

                                                              March 31, 2005     December 31, 2004
                                                           --------------------  -----------------
           12% note payable to Byrne, principal
               and interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $50,000                                     $     56,049         $     50,000

           12% note payable to A. Byrne, principal
               and interest due September 27, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 24% note payable with
               a principal amount of $50,000                     54,241               50,000

           12% note payable to P. Byrne, principal
               and interest due September 27, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 24% note payable with
               a principal amount of $50,000                     53,452               50,000

           24% note payable to Coan, principal and
               interest due May 15, 2005. Coan was
               repaid $10,000 of the original principal
               balance of $50,000 on August 6, 2004
               and $5,000 of the principal balance on
               December 20, 2004                                 35,000               35,000

           12% note payable to Culberton, principal
               and interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $25,000                                           27,934               25,000





                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                               March 31, 2005    December 31, 2004
                                                           --------------------  ------------------

           12% note payable to Didonato, principal
               and interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 days preceding the conversion date,
               as a result of a renegotiated
               12% convertible note payable with
               a principal amount of $25,000               $     27,803         $     25,000

           12% note payable to Hemmel, principal
               and interest due July 12, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                                   50,000                  --

           12% note payable to Jassy, principal
               and interest due June 15, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date. (Renegotiated 24%
               note payable for $56,125)                         56,125               56,125

           12% note payable to Jassy, principal
               and interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $25,000                                           27,959               25,000

           12% note payable to Lake & Associates,
               principal and interest due June 1, 2005          200,000              200,000

           12% note payable to Lamb, principal and
               interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $50,000                                           52,022               50,000

           12% note payable to Matz, principal and
               interest due July 2, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 24% note payable with
               an original principal amount of
               $35,000                                           35,753               34,971





                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                              March 31, 2005     December 31, 2004
                                                           --------------------  ------------------

           12% note payable to McGrain, principal and
               interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $25,000                                     $     27,868          $     25,000

           12% note payable to Nolan, principal and
               interest due July 10, 2005,
               convertible into common stock
               after company's listing on a public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                                   50,000                   --

           12% note payable to O'Keefe, principal and
               interest due July 8, 2005,
               convertible into common stock
               after company's listing on a public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% note payable
               with a principal amount of
               $82,500                                           82,500               82,500

           12% note payable to Prikos, principal and
               interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $75,000                                           84,074               75,000

           24% note payable to Schmidt, principal and
               interest due March 31, 2005                       30,000               37,000

           24% note payable to Webb, principal and
               interest due May 31, 2005                         25,000               25,000

           24% note payable to Weidner, principal and
               interest due January 10, 2005 and
               subsequently paid in full on
               January 10, 2005                                      --               60,000
                                                           -------------------   -------------------
                                                           $    975,780            $ 905,596
                                                           ===================   ===================



                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------

           The notes payable - related party balance consists of the following:


                                                              March 31, 2005     December 31, 2004
                                                           --------------------  ------------------

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               90 days after Voyager One's
               registration statement has been
               declared effective.                         $     60,000          $    60,000

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               90 days after Voyager One's
               registration statement has been
               declared effective                                17,628               17,628

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               July 31, 2005.                                    50,000               50,000

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               July 31, 2005                                     25,000                   --

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               July 31, 2005                                    305,000              305,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               90 days after Voyager One's
               registration statement has been
               declared effective                                60,000               60,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               90 days after Voyager One's
               registration statement has been
               declared effective                                80,000               80,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               90 days after Voyager One's
               registration statement has been
               declared effective                                20,000               20,000


                                                           -------------------   ------------------
                                                           $    617,628          $   592,628
                                                           ===================   ==================


           The notes payable - long term balance consists of the following:


                                                               March 31, 2005    December 31, 2004
                                                           --------------------  ------------------

                                                           --------------------  ------------------
            6% note payable to Oberman, principal
               and interest due April 1, 2007,
               convertible after April 1, 2006 at the
               holder's request into common stock
               of the company at a 40% discount to the
               average closing bid price for ten trading
               days preceding the conversion date          $     25,000          $    25,000

            Convertible debentures                              671,082            1,400,000
                                                           --------------------  ------------------
                                                           $    696,082          $ 1,425,000
                                                           ====================  ==================

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

14.      STANDBY EQUITY DISTRIBUTION AGREEMENT
         -------------------------------------

         In June 2004, Voyager One entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to this agreement, Voyager One, Inc. may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Voyager One, Inc. requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will purchase shares of common stock for 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon Voyager One, Inc. registering the shares of common stock with the Securities and Exchange Commission. Cornell Capital Partners was paid a one-time commitment fee of $740,000, payable as a three-year 0% debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately preceding the conversion date and a structuring fee of $45,000 payable as cash. In addition, Newbridge Securities Corporation, a registered broker-dealer, was paid a fee of $10,000, payable as a three-year 0% debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately preceding the conversion date. These fees are being amortized over the term of the debentures. On March 17, 2005, by mutual agreement of the parties, the Standby Equity Distribution Agreement and related transaction documents as well as the $740,000 and $10,000 convertible debentures were terminated including all rights and obligations therein. The termination in March, 2005 arose as a result of the Company's prior discussions with the SEC, which indicated that the sales of securities under the securities purchase agreement, including the issuance of the convertible debentures thereunder, the transactions under the standby equity distribution agreement and the issuance of $750,000 convertible debentures could be viewed as a single transaction and, if so viewed, might not be consistent with SEC guidelines regarding equity lines. Cornell Capital and Newbridge Securities agreed with the Company to terminate their $740,000 and $10,000 convertible debentures, respectively, because the Company viewed these debentures as additional "consideration" for Cornell Capital and "consideration" for Newbridge Securities associated with the equity line. With the equity line terminated, the services related to the convertible debentures would no longer be needed and therefore the debentures were cancelled. This termination resulted in a $172,044 gain related to previous amortization of the deferred financing costs and the imputed interest recognition.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

15.      SUBSEQUENT EVENTS
         -----------------

         On April 1, 2005, Voyager One issued an unsecured 6% $1,500 note payable to Castle Hill Advisory Group with principal and interest due July 31, 2005.

         On May 11, 2005, Voyager One, Inc. received notification from the Securities and Exchange Commission that its registration statement on Form SB-2 originally filed March 31, 2005 as amended was declared effective. Our registration statement registers for resale 1,690,560 shares of our common stock held by the selling security holders named in the registration statement. Voyager One will not receive any proceeds from the sale of shares under the registration statement. Voyager One, Inc. is currently working with a market maker for the filing of an information statement on Form 15c-211 with the National Association of Securities Dealers, Inc. for quotation of our common stock on the Over The Counter Bulletin Board. This information was reported on Form 8-K filed with the Securities and Exchange Commission on May 16, 2005. We have been informed by Cornell Capital Partners LP that it intends to purchase the $350,000 convertible debenture pursuant to the Securities Purchase Agreement the week beginning May 23, 2005.

         On May 15, 2005, Voyager One, Inc. renegotiated with Coan a 24% note that matured, with an original principal of $50,000 and a current principal balance of $35,000 to a more favorable maturity date of June 14, 2005. The remaining terms of the original note shall remain in full force and effect.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB and elsewhere in this filing that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

           The following information should be read in conjunction with the consolidated financial statements of Voyager One and the notes thereto appearing elsewhere in this filing as well as the 10-KSB/A and SB-2/A, both filed with the Securities and Exchange Commission on May 6, 2005.

OVERVIEW

         Voyager One, a development stage company, was incorporated under the laws of the state of Nevada in April 2000. We conduct our operations through our wholly-owned subsidiary, Silicon Film Technologies, Inc., which is in the business of developing a solution for 35mm single lens reflex (which we sometimes refer to in this quarterly report as "SLR") camera owners who are looking for a viable digital method without having to discard their present equipment. The principal key in achieving this objective involves our design, development, and sale of electronic film hardware and software products for digital imaging applications. We have developed technology that enables a conventional 35mm SLR camera to capture, store, and transfer digital images without any modification to the camera. We believe that our electronic film system (which we sometimes refer to in this quarterly report as "EFS") and other products will be used by people desiring the functionality of both conventional and digital photography.

         In February 2004, Voyager One acquired Silicon Film Technologies, Inc., an Illinois corporation, in exchange for 8,597,400 newly issued restricted shares of common stock of Voyager One and 625,000 newly issued shares of its Series A preferred stock. In the course of negotiations between Silicon Film Technologies, Inc. and Voyager One, it was decided that the current shareholders of Voyager One (at that time, a public shell company) would retain eight percent (8%) of our company after the acquisition. As a condition of the closing of the share exchange transaction, certain stockholders of Voyager One tendered a total of 1,298,400 shares of common stock for cancellation. At the closing of the share exchange transaction, Voyager One had 9,222,400 authorized, but not issued, common shares and 5,000,000 authorized, but not issued, Series A preferred shares. Silicon Film Technologies, Inc. had 68,779,200 Class A common shares issued and outstanding and 5,000,000 Class B common shares issued and outstanding. Every eight shares of Silicon Film Technologies, Inc.'s Class A common stock were exchanged for one share of Voyager One's common stock, and every eight shares of Silicon Film Technologies, Inc.'s Class B common stock were exchanged for one share of Voyager One's Series A preferred stock (based on the total issuance of 8,597,400 Voyager One's shares of common stock). Each share of newly issued Series A preferred stock is entitled to 100 votes per share. Overall, the shareholders of Silicon Film Technologies, Inc. acquired approximately 92.22% of all the issued and outstanding common and preferred stock in our company. Immediately after the closing of this transaction, we had 9,375,000 shares of common stock outstanding and 625,000 shares of Series A preferred stock outstanding.

         On April 28, 2004, Voyager One effected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock, and a cancellation of 400,000 shares of common stock (post-stock split) held by its chief executive officer, John Lichter. Before the stock split there were 9,375,000 shares of common stock and 625,000 shares of Series A preferred stock issued and outstanding. After the stock split and cancellation of 400,000 shares, there were 14,600,000 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding. Any reference in this quarterly report to our common stock and Series A preferred stock after April 28, 2004 is stated on a post-stock split basis, unless otherwise indicated.

         In May 2004, we developed the first prototype for our second generation product and called it the "EFS-4." This prototype, which was functional but was not built to a commercially feasible form or size, was developed primarily as a demonstration device and to use as a hardware and software development platform. This platform has allowed our engineers to prototype a new circuit for improving the electronic system needed to develop the new generation product. Development of this prototype continues to progress. The detailed electrical circuit schematics and mechanical design specifications are near completion. Because of corporate fiscal restraints, the cost to complete these schematics and specifications (estimated at $100,000) has delayed procurement of the testing prototype. These costs primarily relate to the purchase of components and services for custom board design.

         While we only have a prototype of the product we expect to commercialize, we expect to grow. Our growth expectations are based on the marketing and research and development which began with the first generation product of our electronic film system, the "EFS-1", and continues with our prototype for the second generation, the "EFS-4." Our predecessor's EFS-1 was the winner of the Photo Marketing Association-DIMA section's "Innovative Digital Product Award" in 2001. The EFS-1 was also featured in numerous magazines and at trade shows. The feedback from photographers was positive. We believe recognition of our technology and continuing improvements support our expectations of growth. We have not, however, generated any revenues to date and had a net loss of $438,096 during the three months ended March 31, 2005.

         Notwithstanding our auditor's expression of doubt about our ability to operate as a going concern (see "GOING CONCERN" below), as well as the fact that we have no current revenues, we believe we will continue to operate and that our product will be marketable. Our beliefs regarding our ability to continue and grow operations are based in part on our target market demographics. The installed base of owners of 35mm SLR cameras represent a significant market segment. In 2003, 61 million U.S. households owned a 35mm camera, and 23 million U.S. households owned a 35mm SLR camera according to the 2004 Photo Marketing Association U.S. Consumer Photo Buying Report. From a review of the data, we estimate the installed base of 35mm SLR units worldwide is between 60 to 80 million. Estimated future sales also signify a growth in the installed base.

         Conventional point and shoot camera sales have declined substantially, with digital point and shoot cameras taking up their market share, but 35mm SLR sales have held firm and have actually showed slight increases each year. Moreover, we believe the value of the EFS to 35mm SLR owners is to provide them with the benefits of digital imaging as a convenient option at a competitive cost without forcing them to give up the use of their cameras, lenses, and photo accessories which they are accustomed to using and for which they may have invested considerable expense.

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

         In fact, a similar digital solution from a major camera and lens manufacturer supports our expectations. Leica Camera AG of Solms, Germany, debuted their Leica Digital-Modul-R at the September 2004 Photokina trade show. Their digital module is in the form of a "camera back" and according to www.dpreview.com, the retail price is 4,500 euros (approximately US $5,500). Leica's digital module attaches to only two existing models of its analog SLR cameras and allows the user the choice between film and digital photography. Our electronic film system is expected to fit virtually all brands of 35mm SLR cameras and is expected to retail at a substantially lower price.

GOING CONCERN

         Voyager One's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2004,indicating that certain conditions exist that raise substantial doubt regarding our ability to continue as a going concern. These include the fact that we have been in the development stage since our inception (June 28, 2002) and that we continue to incur significant losses; accordingly, our viability depends on our ability to obtain future financing and the success of our future operations. The financial statements included in this quarterly report do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, stockholders may lose their entire investment in our common stock.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Voyager One to continue as a going concern.

EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         The net loss for the three months ended March 31, 2005 was ($438,096) compared to ($539,753) for the three months ended March 31, 2004. Net cash provided from financing activities for the three months ended March 31, 2005 was ($114,044) compared to $418,771 for the three months ended March 31, 2004.

         Total operating expenses and loss from operations before interest and gain on cancellation of financing fees for the three months ended March 31, 2005 were $541,300 compared to $530,348 for the three months ended March 31, 2004, an increase of $10,952. The operating expenses consisted primarily from amortization of $83,578, equipment rental of $32,478, insurance of $29,602, consulting and accounting of $48,207, legal fees of $53,553 and payroll and payroll taxes of 262,072. The consulting and accounting services are comprised of the following: accounting of $46,858, information technology support of $1,240 and miscellaneous of 109. We have incurred substantial expenses in the first three months of 2005, including expenses for payroll, professional, accounting and legal fees in the preparation of the year end financial statement and the registration statement filed with the Securities and Exchange Commission on March 31, 2005.

NOTES

         The following table summarizes the nature and amount of all notes payable and convertible debt at March 31, 2005. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                             Annual                                  Principal
                Type                        Interest    Conversion     Maturity      Amount at
  Date       Investment       Beneficiary     Rate     Discount Rate     Date       March 31, 2005
---------   --------------   ------------   --------   -------------   --------     ------------
02/01/03   Note Payable     Quest Mfg.          6%        N/A          07/31/05(1)  $ 305,000.00
04/01/04   Conv Note        Oberman             6%        40%(2)       04/01/07     $  25,000.00
04/22/04   Note Payable     Coan               24%        N/A          05/15/05(1)  $  35,000.00
06/01/04   Note Payable     Lake               12%        N/A          06/01/05(4)  $ 200,000.00
06/01/04   Note Payable     Castle Hill         6%        N/A             (5)       $  60,000.00
06/01/04   Note Payable     Quest Mfg.          6%        N/A             (5)       $  60,000.00
07/01/04   Note Payable     Quest Mfg.          6%        N/A             (5)       $  80,000.00
07/20/04   Note Payable     Webb               24%        N/A          05/31/05(3)  $  25,000.00
08/17/04   Note Payable     Castle Hill         6%        N/A             (5)       $  17,627.77
08/17/04   Note Payable     Quest Mfg.          6%        N/A             (5)       $  20,000.00
08/17/04   Note Payable     Schmidt            24%        N/A          03/31/05(6)  $  30,000.00
11/03/04   Note Payable     Castle Hill         6%        N/A          07/31/05(1)  $  50,000.00
12/17/04   Conv Note        Jassy              12%        25%(9)       06/15/05(10) $  56,125.00
01/01/05   Conv Note        Hemmel             12%        25%(9)       07/12/05     $  50,000.00
01/03/05   Conv Note        Matz               12%        25%(9)       07/02/05(11) $  35,752.75
01/09/05   Conv Note        O'Keefe            12%        25%(9)       07/08/05(12) $  82,500.00
01/11/05   Conv Note        Nolan              12%        25%(9)       07/10/05     $  50,000.00
02/01/05   Conv Note        Byrne              12%        50%(13)      07/31/05(14) $  56,049.32
02/01/05   Conv Note        Culbertson         12%        50%(13)      07/31/05(14) $  27,934.25
02/01/05   Conv Note        Didonato           12%        50%(13)      07/31/05(14) $  27,802.74
02/01/05   Conv Note        Jassy              12%        50%(13)      07/31/05(14) $  27,958.90
02/01/05   Conv Note        Lamb               12%        50%(13)      07/31/05(14) $  52,021.92(21)
02/01/05   Conv Note        McGrain            12%        50%(13)      07/31/05(14) $  27,868.49
02/01/05   Conv Note        Prikos             12%        50%(13)      07/31/05(14) $  84,073.97
02/01/05   Note Payable     Castle Hill         6%        N/A          07/31/05(1)  $  25,000.00
03/08/05   Conv.Debenture   Cornell(16)         5%       (15)          03/08/08     $ 150,000.00
03/08/05   Conv.Debenture   Trey Resources(16)  5%       (15)          03/08/08     $ 150,000.00
03/08/05   Conv.Debenture   Cornell(17)         5%       (15)          03/08/08     $  50,000.00
03/08/05   Conv.Debenture   Trey Resources(17)  5%       (15)          03/08/08     $  50,000.00
03/08/05   Conv.Debenture   Cornell(18)         5%       (15)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Trey Resources(18)  5%       (15)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Cornell(19)         5%       (15)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Trey Resources(19)  5%       (15)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Cornell(20)         5%       (15)          03/08/08     $  17,386.98
03/08/05   Conv.Debenture   Trey Resources(20)  5%       (15)          03/08/08     $   3,695.21
03/31/05   Conv.Note        A. Byrne           12%        25%(9)       09/27/05(7)  $  54,241.10
03/31/05   Conv.Note        P. Byrne           12%        25%(9)       09/27/05(8)  $  53,452.05

                                                                      Total        $2,289,490.45

(1)      Maturity date was renegotiated from March 31, 2005.

(2) Conversion price is equal to 60% of the average closing bid price of our common stock for the ten trading days immediately preceding the conversion date. The holder has the option to convert after the second anniversary of the note.

(3)      The maturity date of March 31, 2005 was renegotiated.

(4)      The maturity date of March 1, 2005 was renegotiated.

(5) Maturity date was renegotiated from the later of March 1, 2005 or ninety (90) days after Voyager One, Inc.'s registration statement filed August 26, 2004 has been declared effective to ninety (90) days after Voyager One's registration statement registering, to the extent permitted by the SEC, all shares of common stock to be issued under all convertible debentures purchased by Cornell Capital pursuant to the Securities Purchase Agreement dated May 14, 2004 has been declared effective.

(6) This note has matured. We are currently negotiating with the noteholder for an extension of the due date.

(7) A new convertible note was issued as a result of a renegotiated 24% promissory note payable due March 31, 2005 with a principal amount of $50,000.

(8) A new convertible note was issued as a result of a renegotiated 24% promissory note payable due April 18, 2005 with a principal amount of $50,000.

(9) Conversion price is equal to 75% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days. If Voyager One is not trading on any public market for ninety days then the option to convert is void.

(10) New convertible note issued as a result of a renegotiated 24% promissory note payable due December 17, 2004 with a principal amount of $56,125.

(11) New convertible note issued as a result of a renegotiated 24% promissory note payable due January 3, 2005 with a principal amount of $35,000.

(12) New convertible note issued as a result of a renegotiated 12% promissory note payable due January 9, 2005 with a principal amount of $82,500.

(13) Conversion price is equal to 50% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days. If Voyager One is not trading on any public market for ninety days then the option to convert is void.

(14) New convertible notes issued as a result of renegotiated 12% convertible notes due February 1, 2005 which were issued by Silicon Film Technologies, Inc. prior to its acquisition by Voyager One. Upon maturity, the holder had the option to convert all or part of the principal and interest due into common stock of Silicon Film Technologies at a fifty percent discount to the closing bid price of the stock at the close of business on January 31, 2005. The renegotiated notes are convertible into shares of Voyager One common stock provided that we are trading on a public market for a period of ninety days. If we are not trading on a public market for ninety days then the conversion feature is void. The maturity dates were also renegotiated as indicated.

(15) Conversion price is equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(16) Issuance of one-half of a $300,000 debenture originally issued to Cornell Capital on May 21, 2004 pursuant to the Securities Purchase Agreement which was terminated on March 8, 2004 in accordance with an assignment agreement between Cornell Capital and Trey Resources of one-half of all debentures issued.

(17) Issuance of one-half of a $100,000 debenture originally issued to Cornell Capital on May 21, 2004 pursuant to the Securities Purchase Agreement which was terminated on March 8, 2004 in accordance with an assignment agreement between Cornell Capital and Trey Resources of one-half of all debentures issued.

(18) Issuance of one-half of a $125,000 debenture originally issued to Cornell Capital on August 26, 2004 pursuant to the Securities Purchase Agreement which was terminated on March 8, 2004 in accordance with an assignment agreement between Cornell Capital and Trey Resources of one-half of all debentures issued.

(19) Issuance of one-half of a $125,000 debenture originally issued to Cornell Capital on November 22, 2004 pursuant to the Securities Purchase Agreement which was terminated on March 8, 2004 in accordance with an assignment agreement between Cornell Capital and Trey Resources of one-half of all debentures issued.

(20) Represents interest earned but unpaid on four 5% convertible debentures totaling $650,000 initially issued to Cornell Capital in 2004 pursuant to the Securities Purchase Agreement which were subsequently terminated and re-issued in accordance with an assignment agreement dated December 15, 2004 by Cornell Capital to Trey Resources of one-half of the debentures plus accrued but unpaid interest on a pro rata basis. Voyager One consented to the assignment on March 8, 2005.

(21) This convertible note was issued on February 1, 2005 for $56,049.32 as a result of a renegotiated 12% convertible note payable with a principal amount of $50,000. It was recently discovered, while preparing the financials for this quarterly report, that there was an interest payment of $4,027.40 made to the holder on September 16, 2004 thus reducing the amount of the original note upon maturity of February 1, 2005 to $52,021.92. We are in the process of amending this note to reflect the accurate principal amount.

FINANCIAL RESOURCES AND LIQUIDITY

         Voyager One is accounted for as a development stage company. We had no revenues for the three months ended March 31, 2005 and 2004. At March 31, 2005, we had current assets of $1,000 and current liabilities of $2,904,379. As a result, we had a working capital deficit of $2,903,379 at March 31, 2005. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities.

         For the three months ended March 31, 2005, cash used in operations was $114,032, cash used in investing activities was $0.0, and cash provided by financing activities was ($114,044). Net cash used in operations consisted primarily of a net loss of $438,097 and a deposit of $6,696 held by the Securities and Exchange Commission which represents returned filing fees that are allowed to offset future filing fees offset by amortization and depreciation of $86,218, imputed interest of $6,408, a bank overdraft of $53,959 which was covered during the week of April 4, 2005, an increase in accounts payable of $113,648, an increase in accrued liabilities of $236,998 and an increase in accrued interest of $61,594. Net cash used in investing activities was 0.0. Net cash provided by financing activities consisted of the issuance of notes payable totaling $125,000 which was offset by payments on note payables of $67,000 and a cancellation of a debt of $172,044. The termination of the Standby Equity Distribution Agreement and related three-year convertible debentures issued to Cornell Capital and Newbridge Securities in the amounts of $740,000 and $10,000, respectively,(see discussion below) resulted in a $172,044 gain related to previous amortization of the deferred financing costs and the imputed interest recognition.

         Voyager One's primary need for cash during the next 12 months is to satisfy current liabilities of $2.90 million, as well as to support Voyager One's current operations. We have relied exclusively on external financing to fund our operations and cover our up-front costs.

         In May 2004, Voyager One entered into a Securities Purchase Agreement which was amended in August 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of our 5% secured convertible debentures. Cornell Capital has received a one-time structuring fee of $10,000 and will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been and will continue to be paid proportionately in cash upon receipt of each distribution of proceeds. To date, Voyager One has received gross proceeds of $650,000. The proceeds were used to retire a note payable and for payroll and corporate obligations. The remaining proceeds will be used for payroll and corporate obligations. Voyager One issued to Cornell Capital three-year debentures on May 21, 2005 for $300,000, May 21, 2004 for $100,000, August 26, 2004 for $125,000 and November 22, 2004 for
$125,000. On December 15, 2004, Cornell Capital assigned one-half of the convertible debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc. pursuant to a written agreement. On March 8, 2005, Voyager One consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, Voyager One issued new debentures to Cornell Capital and Trey Resources, Inc., each, in the amounts of $150,000, $50,000, $62,500 and $62,500 in accordance with the assignment. Voyager One also issued additional 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,386.98 and Trey Resources in the amount of $3,695.21 which represent all interest earned pro rata on the original four debentures up to termination. The maturity date of the debentures is three years from the date of issuance. The balance of the proceeds will be paid by Cornell Capital as follows: $100,000 within five business days of Voyager One's common stock being approved for quotation on the Over-the-Counter Bulletin Board and $350,000 within five business days of the registration statement registering all shares of common stock underlying the debentures issued pursuant to the Securities Purchase Agreement being declared effective by the Securities and Exchange Commission. Trey Resources, Inc. has agreed to purchase up to $225,000 of the remaining convertible debentures. This information was provided to us by Cornell Capital, but we have not independently investigated this fact. We intend to use these proceeds for general working capital purposes and to pay the 10% commitment fee.

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

         In June 2004, Voyager One entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Subsequently, we determined that it would be in our best interest to terminate this agreement. On March 17, 2005, by the mutual agreement of the parties, the Standby Equity Distribution Agreement, related transaction documents entered into on the same date, and the convertible debentures issued to Cornell Capital and Newbridge Securities Corporation in the amounts of $740,000 and $10,000, respectively, were terminated by written agreement. All rights and obligations under the agreement, related transaction documents and convertible debentures were cancelled. The termination in March 2005 arose as a result of the Company's prior discussions with the SEC, which indicated that the sales of securities under the securities purchase agreement, including the issuance of the convertible debentures thereunder, the transactions under the standby equity distribution agreement and the issuance of $750,000 convertible debentures could be viewed as a single transaction and, if so viewed, might not be consistent with the SEC guidelines regarding equity lines. Cornell Capital and Newbridge Securities agreed with the Company to terminate their $740,000 and $10,000 convertible debentures, respectively, because we viewed these debentures as additional "consideration" for Cornell Capital and "consideration" for Newbridge Securities associated with the equity line. With the equity line terminated, a primary rationale for issuing these debentures was eliminated. This termination resulted in a $172,044 gain related to previous amortization of the deferred financing costs and the imputed interest recognition.

         Our current cash assets at March 31, 2005 were $1,000. We anticipate raising $700,000 within ninety days of our registration statement filed March 31, 2005 with the Securities and Exchange Commission being declared effective. On May 11, 2005, Voyager One, Inc. received notification from the Securities and Exchange Commission that our registration statement on Form SB-2 originally filed March 31, 2005 as amended was declared effective. Our registration statement registers for resale 1,690,560 shares of our common stock held by the selling security holders named in the registration statement. Voyager One, Inc. intends to file, through a market maker, an information statement on Form 15c-211 with the National Association of Securities Dealers, Inc. for quotation of our common stock on the Over The Counter Bulletin Board. This information was filed on Form 8-K with the Securities and Exchange Commission on May 16, 2005. While Voyager One will not receive any proceeds from the sale of shares under the registration statement, we expect to receive $450,000 as gross proceeds from the sale of convertible debentures to Cornell Capital under our securities purchase agreement with them and $250,000 from other unaffiliated third parties through loans and financing arrangements. Upon our receipt of these funds, we expect fiscal restraints should ease, and we should be able to procure the components and services for our prototype custom board design. Testing our prototype should occur within two months afterwards.

         Voyager One is also exploring other transactions that will fit its business model and assist Voyager One in meeting the demands of the research and development and product-offering segment of the business. Voyager One will need to raise additional capital to finance growth. Such capital is expected to come from the sale of securities, funds provided by certain officers and directors, loans and financing arrangements with third parties.

         Overall, we expect that, in the next two years, we will need to raise $30 million to $50 million to fund additional acquisitions, current and future projects. Of this amount, we anticipate a need to raise between $10 million to $20 million to finance our expenses from operations and capital expenditures over the next twelve months (including professional fees; lab, test and manufacturing equipment; tooling; production costs; inventory costs and software). We currently do not have any financing arrangements or agreements in place to obtain the funds necessary to cover these operational expenses and capital expenditures. There is no guarantee that Voyager One will be able to raise enough capital or generate revenues to sustain its operations. If we are unsuccessful in obtaining additional working capital we may need to reduce operations that may result in a lower stock price or cause us to cease operations altogether.

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

         2nd quarter 2005                 $0
         3rd & 4th quarters 2005     $60,000
         1st & 2nd quarters 2006     $30,000
         3rd & 4th quarters 2006     $12,000
         1st & 2nd quarters 2007     $12,000
         3rd & 4th quarters 2007     $12,000

b) Office equipment: Includes items such as Computers, Fax, Copiers, Printers.

         2nd quarter 2005                 $0
         3rd & 4th quarters 2005     $60,000
         1st & 2nd quarters 2006     $30,000
         3rd & 4th quarters 2006     $12,000
         1st & 2nd quarters 2007     $12,000
         3rd & 4th quarters 2007     $12,000

c) Software: Specialized software for Accounting, Product Development, Inventory, Image Processor Source Code, etc.

         2nd quarter 2005           $200,000
         3rd & 4th quarters 2005     $60,000
         1st & 2nd quarters 2006     $30,000
         3rd & 4th quarters 2006     $30,000
         1st & 2nd quarters 2007     $15,000
         3rd & 4th quarters 2007     $15,000

d) Lab & Test Equipment: Includes Oscilloscopes, Vision System, Imager Test Stations, Microscopes, Circuit Test Stations and Final Product Test Stations, Etc.

         2nd quarter 2005            $60,000
         3rd & 4th quarters 2005    $190,000
         1st & 2nd quarters 2006    $150,000
         3rd & 4th quarters 2006    $150,000

e) Fabrication Equipment: Includes Imager Packaging Fixtures, Assembly Equipment, Epoxy Dispensing Equipment, Ovens, etc.

         2nd quarter 2005                 $0
         3rd & 4th quarters 2005    $600,000
         1st & 2nd quarters 2006    $450,000
         3rd & 4th quarters 2006    $150,000
         1st & 2nd quarters 2007    $150,000

f) Imager Design & Tooling: Includes Design of Pixels, Imager and Photo Tooling Masks to Produce CMOS Imagers and related Semiconductors.

         2nd quarter 2005                 $0
         3rd & 4th quarters 2005    $500,000
         1st & 2nd quarters 2006    $150,000
         3rd & 4th quarters 2006    $300,000

g) Production Tooling: Includes Plastic Injection Molding Molds, Metal Stamping Dies, Circuit Board Dies, Die Cut Dies, etc.

         2nd quarter 2005                 $0
         3rd & 4th quarters 2005  $1,000,000
         1st & 2nd quarters 2006    $300,000
         3rd & 4th quarters 2006    $100,000
         1st & 2nd quarters 2007    $100,000

EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

         As of March 31, 2005, we had five (5) full-time employees, and two (2) part-time employees. Four are in Administration & Operations and three are in Product Development. None of our employees are represented by a labor organization and we are not party to any collective bargaining agreements.

         By the year end of 2005, we anticipate hiring twelve (12) additional employees. Three in manufacturing, five in sales and marketing, two in product development and two in administration and operations. This would bring our total number of employees to 19. Additional resources needed will be outsourced.

                           PRODUCT DEVELOPMENT

INTELLECTUAL PROPERTY

         In February 2003, Silicon Film Technologies, Inc., our wholly-owned subsidiary, purchased from Quest Manufacturing, Inc. (an entity controlled by John Lichter) all the non-cash assets and assumed one accounts payable of a now-bankrupt California company for a total purchase price of $1,158,250 pursuant to an Asset Purchase Agreement. Neither John Lichter, our chief executive officer, nor Sebastien DuFort, our president, were employees of the California company.

         All of the patents purchased from Quest Manufacturing, Inc. are the subject of assignments which conveyed all rights, title and interest in the underlying patents. Some of the patents are the subject of a licensing agreement between an unaffiliated third party, Itzchak Sapir, and the now-bankrupt California based company. Pursuant to the licensing agreement and amendment thereto, the inventor, Itzchak Sapir is to receive a royalty payment of 1.5% of all electronic film sales.

         Voyager One has also retained KMOB to maintain our current intellectual property rights relating to our EFS. They have followed an aggressive strategy of protecting our current intellectual property rights and are in the process of perfecting assignments of issued patents and trademarks that were purchased by Voyager One. Voyager One also intends to aggressively protect intellectual property created through our ongoing development efforts.

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

     An image sensor package with image plane references-#6147389:
          Filed: July 27, 1999,
          Issued: November 14, 2000,
          Expires: July 27, 2019

     System and method for operating an electronic film camera- #6370339:
          Filed: November 12, 1999,
          Issued: April 9, 2002,
          Expires: November 12, 2019

     E-film cartridge with sensor avoidance feature-#6393224:
          Filed: July 14, 2000,
          Issued: May 21, 2002,
          Expires: July 14, 2020


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

TIMELINES

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

         The timelines below show the anticipated interim milestones for the current three products and the costs in achieving the milestones.
The costs consist of engineering salaries, related travel and entertainment, professional fees, prototypes, lab and test equipment, imager expenses, fabrication equipment, tooling and software which are also included in items c) through g) of the table of expected purchase of significant equipment on page 27. The aggregate cost of significant capital items attributable to the EFS-4 total $2,100,000 and are reflected in that table in items c) through e) and g) through the 4th quarter of 2005. The $500,000 imager cost indicated in item f) for the third and fourth quarters of 2005 is attributable to the EFS-10. The EFS-4 capital item costs are also included in the second table below. The following timelines may be altered depending on technical or business issues that may occur to alter goals and priorities.

     ---------------- ----------------------- ----------------------- -------------------- ------------------
     Product           Product Requirements        Engineering            System Test        Manufacturing
                                                   Development
     ---------------- ----------------------- ----------------------- -------------------- ------------------
     EFS-4                  Complete                2Q 2005                3Q 2005             4Q 2005
     ---------------- ----------------------- ----------------------- -------------------- ------------------
     EFS-10                 3Q 2005                 1Q 2006                2Q 2006             3Q 2006
     ---------------- ----------------------- ----------------------- -------------------- ------------------
     EFS-18                 2Q 2006                 3Q 2006                4Q 2006             1Q 2007
     ---------------- ----------------------- ----------------------- -------------------- ------------------

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

     -------------------- ---------------- --------------- --------------- ---------------- ----------------
     Product                   1H 2005        2H 2005          1H 2006        2H 2006       1H 2007
     -------------------- ---------------- --------------- --------------- ---------------- ----------------
     EFS-4                     $600,000       $2,700,000
     -------------------- ---------------- --------------- --------------- ---------------- ----------------
     EFS-10                                     $860,000      $1,850,000        $290,000
     -------------------- ---------------- --------------- --------------- ---------------- ----------------
     EFS-18                                                            0      $1,600,000     $700,000
     -------------------- ---------  ----- --------------- --------------- ---------------- ----------------
     Total                     $600,000       $3,560,000      $1,850,000      $1,890,000     $700,000
     -------------------- ---------------- --------------- ----------------- --------------- ---------------
     -------------------- ---------------- -------------- ------------------ --------------- ---------------

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

WEBSITE

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

Item 3.  Controls and Procedures.

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On January 1, 2005, Voyager One issued to John Hemmel an unsecured 12% $50,000 subordinated convertible note payable with principal and interest due on July 12, 2005. Funds were received on January 13, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 25% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, the conversion option is void.

         On January 3, 2005, Voyager One issued to David Matz an unsecured 12% $35,752.75 subordinated convertible note payable with principal and interest due on July 2, 2005. Voyager One, at its option, may at any time prior to the maturity date, redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 25% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On January 9, 2005, Voyager One issued to Patrick O'Keefe an unsecured 12% $82,500.00 subordinated convertible note payable with principal and interest due on July 8, 2005. Voyager One, at its option, may at any time prior to the maturity date, redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 25% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On January 11, 2005, Voyager One issued to Jeffrey Nolan an unsecured 12% $50,000.00 subordinated convertible note payable with principal and interest due on July 10, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 25% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On February 1, 2005, Voyager One issued to Patrick and Anna Byrne an unsecured 12% $56,049.32 subordinated convertible note payable with principal and interest due on July 31, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 50% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On February 1, 2005, Voyager One issued to Ford T. and Marianne Culbertson an unsecured 12% $27,934.25 subordinated convertible note payable with principal and interest due on July 31, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 50% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On February 1, 2005, Voyager One issued to Camille Didonato an unsecured 12% $27,802.74 subordinated convertible note payable with principal and interest due on July 31, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 50% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On February 1, 2005, Voyager One issued to Marlene Jassy an unsecured 12% $27,958.90 subordinated convertible note payable with principal and interest due on July 31, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 50% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On February 1, 2005, Voyager One issued to Gayle Lamb an unsecured 12% $56,049.32 subordinated convertible note payable with principal and interest due on July 31, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 50% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void. This convertible note was issued as a result of a renegotiated 12% convertible note payable with a principal amount of $50,000. It was recently discovered, while preparing the financials for this quarterly report, that there was an interest payment of $4,027.40 made to the holder on September 16, 2004 thus reducing the amount of the original note upon maturity of February 1, 2005 to $52,021.92. We are in the process of amending this note to reflect the accurate principal amount of $52,021.92.

         On February 1, 2005, Voyager One issued to Melissa McGrain an unsecured 12% $27,868.49 subordinated convertible note payable with principal and interest due on July 31, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 50% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On February 1, 2005, Voyager One issued to Joan Prikos an unsecured 12% $84,073.97 subordinated convertible note payable with principal and interest due on July 31, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 50% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On March 8, 2005, Voyager One, Inc. consented to the assignment executed on December 15, 2004 by Cornell Capital to Trey Resources, Inc., a Delaware corporation, of one-half or $325,000 of the $650,000 convertible debentures issued pursuant to the Securities Purchase Agreement plus accrued but unpaid interest on a pro rata basis. In accordance with the assignment, Cornell Capital terminated the original debentures issued on May 21, 2004 for $300,000 and $100,000, August 26, 2004 for $125,000 and November 22, 2004 for $125,000
and, concurrently, Voyager One issued new debentures in accordance with the assignment as follows:

         On March 8, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Cornell Capital, a 5% secured debenture in the amount of $150,000, or one-half of the terminated May 21, 2004 debenture for $300,000. The debenture matures on March 8, 2008. The debenture is convertible at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of our common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, the debenture is not convertible if such conversion would result in the holder beneficially owning more than 4.9% of our outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of our common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the 5 trading days immediately preceding the conversion date. Prior to maturity, Voyager One, Inc. has the option to redeem a portion or all of the outstanding debenture at a price of 150% of the amount redeemed plus accrued interest. If the debenture is redeemed, Voyager One, Inc. will issue to Cornell Capital a warrant to purchase 50,000 shares of common stock for every $100,000 redeemed. The warrant is exercisable on a cash basis at an exercise price equal to 150% of the lowest initial bid price of our common stock as submitted by a market maker and approved by the NASD. The debenture is secured by all of Voyager One's assets.

         On March 8, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Trey Resources, Inc., a 5% secured debenture in the amount of $150,000, or one-half of the terminated May 21, 2004 debenture for $300,000. The debenture matures on March 8, 2008. The remaning terms of the debenture are identical to those referred to above.

         On March 8, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Cornell Capital, a 5% secured debenture in the amount of $50,000, or one-half of the terminated May 21, 2004 debenture for $100,000. The debenture matures on March 8, 2008. The remaining terms of the debenture are identical to those referred to above.

         On March 8, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Trey Resources, Inc., a 5% secured debenture in the amount of $50,000, or one-half of the terminated May 21, 2004 debenture for $100,000. The debenture matures on March 8, 2008. The remaining terms of the debenture are identical to those referred to above.

         On March 8, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Cornell Capital, a 5% secured debenture in the amount of $62,500, or one-half of the terminated August 26, 2004 debenture. The debenture matures on March 8, 2008. The remaining terms of the debenture are identical to those referred to above.

         On March 8, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Trey Resources, Inc., a 5% secured debenture in the amount of $62,500, or one-half of the terminated August 26, 2004 debenture. The debenture matures on March 8, 2008. The remaining terms of the debenture are identical to those referred to above.

         On March 8, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Cornell Capital, a 5% secured debenture in the amount of $62,500, or one-half of the terminated November 22, 2004 debenture. The debenture matures on March 8, 2008. The remaining terms of the debenture are identical to those referred to above.

         On March 8, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Trey Resources, Inc., a 5% secured debenture in the amount of $62,500, or one-half of the terminated November 22, 2004 debenture. The debenture matures on March 8, 2008. The remaining terms of the debenture are identical to those referred to above.

         In April, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Cornell Capital, a 5% secured debenture, effective March 8, 2005, in the amount of $17,386.98 which represents all interest earned pro rata but unpaid on the original four debentures issued to Cornell Capital pursuant to the Securities Purchase Agreement up to termination. The debenture matures on March 8, 2008. The remaining terms of the debenture are identical to those referred to above.

         In April, 2005, Voyager One, Inc., pursuant to the assignment between Cornell Capital and Trey Resources, Inc. referred to above, issued to Trey Resources, a 5% secured debenture, effective March 8, 2005, in the amount of $3,695.21 which represents all interest earned pro rata but unpaid on the original four debentures issued to Cornell Capital pursuant to the Securities Purchase Agreement up to termination. The debenture matures on March 8, 2008. The remaining terms of the debenture are identical to those referred to above.

         On March 17, 2005, the Standby Equity Distribution Agreement entered into on June 10, 2004 and related transaction documents executed on the same date including the $740,000 convertible debenture issued to Cornell Capital as a one-time commitment fee and $10,000 convertible debenture issued to Newbridge Securities Corporation, a registered broker-dealer, on May 21, 2004 as an advisory fee were terminated pursuant to a written agreement. All rights and obligations under the agreement, related transaction documents and convertible debentures were cancelled. The termination in March 2005 arose as a result of the Company's prior discussions with the SEC, which indicated that the sales of securities under the securities purchase agreement, including the issuance of the convertible debentures thereunder, the transactions under the standby equity distribution agreement and the issuance of $750,000 convertible debentures could be viewed as a single transaction and, if so viewed, might not be consistent with the SEC guidelines regarding equity lines. Cornell Capital and Newbridge Securities agreed with the Company to terminate their $740,000 and $10,000 convertible debentures, respectively, because we viewed these debentures as additional "consideration" for Cornell Capital and "consideration" for Newbridge Securities associated with the equity line. With the equity line terminated, a primary rationale for issuing these debentures was eliminated.

          On March 31, 2005, Voyager One issued to Anna Byrne an unsecured 12% $54,241.10 subordinated convertible note payable with principal and interest due on September 27, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 25% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

         On March 31, 2005, Voyager One issued to Patrick Byrne an unsecured 12% $53,452.05 subordinated convertible note payable with principal and interest due on September 27, 2005. Voyager One, at its option, may at any time prior to the maturity date redeem the note in whole or in part at 110% of the face value of the original principal plus accrued interest. The note is convertible into common stock after Voyager One has been listed on a public market for ninety days at a 25% discount to the average closing bid price for thirty trading days immediately preceding the conversion date. If Voyager One's common stock is not traded on any public market, then the conversion option is void.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of stockholders in the first quarter of 2005.

Item 5.  Other Information.

         None.


Item 6.

(a)      Exhibits.

------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.1               Certification of Chief Financial Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------------------------------------------------------------
31.2               Certification of Chief Executive Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------------------------------------------------------------
32                 Certification of Chief Executive Officer and Chief Financial      Provided herewith
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)      Reports on 8-K during the quarter.

     None.


                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Voyager One, Inc.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer
                                  Date: 5/23/05

                               By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                  Financial Officer
                                  Date: 5/23/05

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer and
                                  Director
                                  Date: 5/23/05

                               By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                  Financial Officer And Director
                                  Date: 5/23/05