Form 10QSB
period 2005-06-30
VOYAGER ONE INC
filed 2005-08-15
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

The number of shares of the registrant's common stock as of June 30, 2005:
14,600,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                F-2

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     1

Item 3.  Controls and Procedures                                              16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults On Senior Securities                                        17

Item 4.  Submission of Items to a Vote                                        17

Item 5.  Other Information                                                    17

Item 6.

(a) Exhibits                                                                  17
(b) Reports on Form 8K                                                        17

SIGNATURES AND CERTIFICATES                                                   18

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

Consolidated Statement of Changes in Shareholders' Equity (Deficit).........F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6


                                VOYAGER ONE, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                     June 30,      December 31,
                                                                       2005           2004
                                                                   -------------   ------------
                                             ASSETS
Current assets:
    Cash                                                           $     1,000     $     1,012
                                                                   ------------    ------------

    Total current assets                                                 1,000           1,012
                                                                   ------------    ------------
Property and equipment, net                                             36,900          42,180
                                                                   ------------    ------------
Other assets:
    Deposits                                                            15,597           8,400
    Domain name                                                         10,000          10,000
    Deferred financing costs and imputed interest, net                  79,652         690,208
    Patents, net                                                       911,725         978,439
                                                                   ------------    ------------

     Total other assets                                              1,016,974       1,687,047
                                                                   ------------    ------------
     Total assets                                                  $ 1,054,874     $ 1,730,239
                                                                   ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   459,175     $   371,379
    Accrued expenses                                                   818,934         440,715
    Accrued interest                                                   116,840          90,942
    Note payable - related party                                       619,128         592,628
    Notes payable                                                      999,780         905,596
                                                                   ------------    ------------
     Total current liabilities                                       3,013,857       2,401,260
                                                                   ------------    ------------

Long term note payable                                               1,046,082       1,425,000

Commitments                                                                 --              --

Stockholders' equity (deficit):
    Preferred Stock Series A, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at June 30, 2005
      and December 31, 2004, respectively                                1,000           1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 14,600,000 shares
      issued and outstanding at June 30, 2005
      and December 31, 2004, respectively                               14,600          14,600
    Additional paid in capital                                       1,194,546       1,194,546
    Deficit accumulated during development stage                    (4,215,211)     (3,306,167)
                                                                   ------------    ------------
     Total stockholders' deficit                                    (3,005,065)     (2,096,021)
                                                                   ------------    ------------
     Total liabilities and stockholders'
      equity (deficit)                                             $ 1,054,874     $ 1,730,239
                                                                   ============    ============

                         See accompanying notes to financial statements


                                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                             Cumulative
                                                                                                             amount from
                                            For the three months ended      For the six months ended          inception
                                          ------------------------------ --------------------------------     (June 28,
                                                                                                            2002) through
                                             June 30,         June 30,       June 30,         June 30,         June 30,
                                              2005             2004           2005             2004             2005
                                          -------------    ------------- ---------------    -------------   ---------------
Operating expenses
 Amortization                             $     44,330     $     57,107     $   127,908     $      90,464   $       546,413
 Automobile expense                                 --            4,857              --            10,132            20,532
 Bank service charges                            1,420              847           2,492             1,622             5,401
 Depreciation                                    2,640            2,724           5,280             5,179            16,633
 Dues and subscriptions                             60               --             131                --               205
 Equipment rental                               25,331           25,014          57,809            34,682           150,354
 Licenses and permits                            2,560            4,062          (1,617)            4,515            23,419
 Insurance                                      26,260           23,644          55,862            46,157           152,549
 Engineering and office supplies                 1,713           67,782           2,246            84,310           130,588
 Postage and delivery                              872            2,186           1,974             5,890            10,735
 Product development                                --           59,006             109            71,462           153,969
 Consulting and accounting                      32,971          144,708          81,069           360,355           902,002
 Legal fees                                     49,477           23,669         103,030            56,417           347,177
 Payroll and payroll taxes                     209,179          176,262         471,251           300,923         1,343,859
 Reference materials                                --               --              --                --               115
 Rent                                           17,308           24,062          34,617            41,360           119,997
 Relocation expense                                 --               --             875                --             6,617
 Repairs and maintenance                         1,236            1,718           2,900             3,801            10,641
 Marketing supplies                                160               25             160             5,025             5,705
 Communication and internet                      6,274            8,054          12,437            16,462            48,523
 Travel and entertainment                           --           12,708           1,958            28,135            61,643
 Utilities                                       1,588            2,060           4,188             3,952            12,866
                                          -------------    -------------    -------------    -------------    --------------
Total operating expenses and loss from
  operations                                   423,379          640,495         964,679         1,170,843         4,069,943
Interest expense                                47,569           24,052         116,409            33,457           317,312
Gain on cancellation of financing fees              --               --        (172,044)                           (172,044)
                                          -------------    -------------    -------------    -------------    --------------
Net loss before income taxes                  (470,948)        (664,547)       (909,044)       (1,204,300)       (4,215,211)
Provision for income taxes                          --               --              --               --                 --
                                          -------------    -------------    -------------    -------------    --------------
Net loss                                  $   (470,948)    $   (664,547)    $  (909,044)     $ (1,204,300)    $  (4,215,211)
                                          =============    =============    =============    =============    ==============
Loss per share (basic and
  diluted)                                $      (0.03)    $      (0.05)    $     (0.06)     $      (0.08)
                                          =============    =============    =============    =============
Weighted average number of shares
  outstanding (basic and diluted)           14,600,000       14,718,681      14,600,000        14,397,455
                                          =============    =============    =============    =============


                                          See accompanying notes to financial statements

                                                                F-3


                                                VOYAGER ONE, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005 (UNAUDITED)
 ----------------------------------------------------------------------------------------------------------------------------

                                     Preferred Stock
                                        Series A               Common Stock
                               ------------------------- --------------------------
                                                                                                     Deficit
                                                                                                   accumulated
                                                 Par                   Par value                     during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --

Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --         1,000

Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December
 31,2002                                --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,504            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2003     1,000,000        1,000   13,185,840        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Issuance of shares for
 services                               --           --      289,600           290         8,785            --         9,075

Reverse acquisition                     --           --      954,560           954       (34,758)           --       (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (2,615,686)   (2,615,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31,
2004                             1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $(3,306,167)  $(2,096,021)

Net Loss                                --           --           --            --            --      (909,044)     (909,044)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at June 30,
2005 (unaudited)                 1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $(4,215,211)  $(3,005,065)
                               ============ ============ ============  ============  ============  ============  ============

                                           See accompanying notes to financial statements

                                                                 F-4


                                        VOYAGER ONE, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                   amount from
                                                                                                    inception
                                                                For the six       For the six        (June 28,
                                                                months ended      months ended     2002) through
                                                                   June 30,         June 30,          June 30,
                                                                    2005             2004              2005
                                                               -------------     -------------     -------------
Cash flows from operating activities:
Net loss                                                        $  (909,044)     $(1,204,300)      $(4,215,211)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                       133,188           95,725           563,045
Imputed interest                                                      6,408               --            23,428
Issuance of common stock for services                                    --            9,075            10,075
Issuance of common stock for financing                                   --               --             5,625
Issuance of notes as payment accrued interest                        82,264               --            82,264
Changes in operating assets and liabilities:
 Deposits                                                            (7,197)             --            (15,596)
 Accounts payable                                                    87,796         (223,068)          459,176
 Accrued expenses                                                   378,219           52,123           818,934
 Accrued interest                                                    25,898           32,268           116,840
                                                                ------------     ------------      ------------
Net cash provided by (used in) operating activities                (202,468)      (1,238,177)       (2,151,420)
                                                                ------------     ------------      ------------

Cash flows from investing activities:
 Due from related party                                                   --          11,250                --
 Acquisition of property and equipment                                    --         (26,065)          (53,533)
 Acquisition of patents                                                   --              --          (465,922)
 Acquisition of domain name                                               --         (10,000)          (10,000)
                                                                ------------     ------------      ------------
Net cash provided by (used in) investing activities                       --         (24,815)         (529,455)
                                                                ------------     ------------      ------------

Cash flows from financing activities:
 Stock subscribed not issued                                             --            1,000                --
 Cancellation of financing fees                                    (172,044)              --          (172,044)
 Recapitalization                                                        --          (33,804)          (33,804)
 Issuance of common stock for cash                                       --          142,500           390,000
 Issuance of common stock for services                                   --               --                --
 Stock subscription refund                                               --               --                --
 Issuance of notes payable                                          441,500        1,190,000         2,798,223
 Payments on notes payable                                          (67,000)         (60,000)         (300,500)
                                                                ------------     ------------      ------------
Net cash provided by (used in) financing activities                 202,456        1,239,696         2,681,875
                                                                ------------     ------------      ------------

Net increase (decrease) in cash                                         (12)         (23,296)           (1,000)

Cash, beginning of period                                             1,012           24,564                --
                                                                ------------     ------------      ------------

Cash, end of period                                             $     1,000      $     1,268       $     1,000
                                                                ============     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                  $       868      $        --       $     9,618
                                                                ============     ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                $        --      $   (33,804)      $   (33,804)
                                                                ============     ============      ============
      Issuance of convertible debentures
        for financing fees                                      $    35,000      $   855,000       $   905,000
                                                                ============     ============      ============
      Cancellation of debentures
        issued for financing fees                               $  (750,000)     $        --       $  (750,000)
                                                                ============     ============      ============
      Issuance of 3,073,000 shares of
        common stock for patents acquired                       $        --      $        --       $   768,250
                                                                ============     ============      ============
      Conversion of notes payable
        into 280,000 shares of common stock                     $        --      $        --       $    70,000
                                                                ============     ============      ============

      Issuance of common stock for financing                    $        --      $        --       $     5,625
                                                                ============     ============      ============

                                     See accompanying notes to financial statements

                                                            F-5

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------
1.       NATURE OF BUSINESS
         ------------------

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


2.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The consolidated financial statements of Voyager One, Inc. (the Company) and its wholly owned subsidiary, Silicon Film Technologies, Inc. as of June 30, 2005 and for the six months ended June 30, 2005 and 2004 and related footnote information are unaudited. All adjustments, (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes on Form 10-KSB/A for the year ended December 31, 2004 filed on May 6, 2005..

                        VOYAGER ONE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                  (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         Pro forma information under FAS 123 is as follows:

                                                    For the six months
                                                    ended June 30, 2005
                                                    --------------------
         Net income (loss) as reported                   (909,044)

         Add: Stock based employee
         compensation expense included
         in reported net income, net of
         related tax effects                                   -0-

         Deduct: Total stock-based
         employee compensation expense
         determined under fair value based
         method for all awards, net of related
         tax effects                                           -0-
         Pro forma net income (loss)                     (909,044)

         Basic loss per share:
         As reported                                        (0.06)
         Pro forma                                          (0.06)

         Diluted earnings per share:
         As reported                                        (0.06)
         Pro forma                                          (0.06)

         The following table shows assumptions
         and information about options
         granted on April 28, 2004

         Options granted                                  400,000

         Stock price                                        $0.25

         Exercise price                                     $0.25

         Expected life of option                          5 years

         Risk-free interest rate                             3.6%

         Expected volatility                                0.01%

         Expected dividend yield                               0%

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

             Furniture and equipment                            5 years
             Leasehold improvements                             5 years

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in 2004 and for the six months ended June 30, 2005.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

6.       COMMITMENTS
         -----------

         OPERATING LEASES
         ----------------

         The Company leases its facility, which requires monthly payments of $4,200. In addition, the Company is responsible for all taxes and operating expenses. The lease expires on September 30, 2005. Total rent expense under this agreement was $34,617 and $41,360 for the six months ended June 30, 2005 and 2004, respectively.

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
                                        ============  ============  ============

7.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at:

                                          June 30,    December 31,
                                            2005         2004
                                        ------------  ------------
         Furniture and equipment        $  50,966     $  50,966
         Leasehold improvements             2,567         2,567
                                        ------------  ------------
                                           53,533        53,533
         Accumulated depreciation         (16,633)      (11,353)
                                        ------------  ------------
                                        $  36,900     $  42,180
                                        ============  ============

         Depreciation expense is $5,280 and $5,179 for the six months ended June 30, 2005 and 2004, respectively.

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

         The balance due on the note payable was $305,000 at June 30, 2005 and December 31, 2004, respectively.

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $127,908 and $90,464 for the six months ended June 30, 2005 and 2004 respectively. The balance is:

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                            June 30,     December 31,
                                              2005         2004
                                         -------------- -------------

         Patents                         $  1,234,172   $  1,234,172
         Less: accumulated amortization      (322,447)      (255,733)
                                         -------------- -------------
                                         $    911,725   $    978,439
                                         ============== =============

9.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST
         ---------------------------------------------

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP which are being amortized over the term of the debentures.

         The components of the deferred financing costs are as follows at:

                                                      June 30,     December 31,
                                                        2005          2004
                                                   --------------  ------------
         Deferred financing costs                  $   155,000     $   767,878
         Less: accumulated amortization of fees        (75,348)       (162,772)
                                                   --------------  ------------
         Net deferred financing costs              $    79,652     $   605,106
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

                                                       June 30,     December 31,
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

                                                        June 30,    December 31,
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
                                                    ==============  ============

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         The Company had available approximately $2,316,000 unused federal and state net operating loss carry-forwards at June 30, 2005 that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025. The Company cannot determine that certain accrued expenses are deductible pursuant to IRC sec. 461 and accordingly the Company did not incur tax losses during the quarter ended June 30, 2005.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2005 and December 31, 2004, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:
                                                      June 30,     December 31,
                                                        2005          2004
                                                    -------------  -------------

         Statutory federal tax (benefit) rate           (34.0)%        (34.0)%
         Statutory state tax (benefit) rate              (3.2)%         (3.2)%
                                                    -------------  -------------
         Effective tax rate                             (37.2)%        (37.2)%
         Valuation allowance                             37.2%          37.2%
                                                    -------------  -------------
                                                            -              -
                                                    =============  =============

11.      CAPITAL STOCK
         -------------

         The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001. As of June 30, 2005 and December 31, 2004, there were 14,600,000 and 14,600,000 shares of Common Stock outstanding, respectively and 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding at June 30, 2005 and December 31, 2004, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. The holders of Common and Series A Preferred Stock vote together as a single class. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

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

         CANCELLATION OF SHARES
         ----------------------
         On April 28, 2004, the Company's CEO cancelled 400,000 post stock split shares of common stock.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

12.      CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One, Inc. entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of June 30, 2005, Voyager One, Inc. has received gross proceeds of $1,000,000 which includes a 5% secured convertible debenture in the amount of $350,000 which was issued on May 25, 2005. The balance of the proceeds, $100,000, will be paid within 5 business days of Voyager One, Inc.'s common stock being approved for quotation on the Over-the-Counter Bulletin Board. In June, 2005, Voyager One, Inc.'s market maker filed an information statement on Form 15c-211 with the National Association of Securities Dealers, Inc. for quotation of our common stock on the Over The Counter Bulletin Board. This application has not yet been approved.

         The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or
         (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of Voyager One's outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager One, Inc.'s assets. In the event the debentures are redeemed, then Voyager One, Inc. will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital purchased the convertible debentures from Voyager One, Inc. in a private placement in May 2004. Cornell Capital has received a one-time structuring fee of $10,000 and will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been and will continue to be paid proportionately in cash upon receipt of each distribution of proceeds.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         On December 15, 2004, Cornell Capital assigned one-half or $325,000 of the issued debentures to date plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc., a Delaware corporation. On March 8, 2005, Voyager One consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, Voyager One issued a total of four new debentures to Cornell Capital Partners, LP and Trey Resources, each, in the amount of one-half of the originally issued debentures. Voyager One also issued additional three-year 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,386.98 and to Trey Resources in the amount of $3,695.21 which represent all interest earned pro rata on the original four debentures up to termination. All of these debentures mature on March 8, 2008. The terms, except as indicated above, are identical to those originally issued.

13.      NOTES PAYABLE
         -------------

         The notes payable balance consists of the following:

                                                              June 30, 2005     December 31, 2004
                                                           -------------------- -------------------
           12% note payable to Byrne, principal
               and interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
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

           24% note payable to Coan, principal and
               interest due September 12, 2005. Coan was
               repaid $10,000 of the original principal
               balance of $50,000 on August 6, 2004
               and $5,000 of the principal balance on
               December 20, 2004                                  35,000               35,000




                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                               June 30, 2005    December 31, 2004
                                                           -------------------- -------------------

           12% note payable to Culbertson, principal
               and interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $25,000                                      $     27,934         $     25,000

           12% note payable to Didonato, principal
               and interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 days preceding the conversion date,
               as a result of a renegotiated
               12% convertible note payable with
               a principal amount of $25,000
               (subsequently converted into shares
               of common stock, see note 15)                      27,803               25,000

           12% note payable to Hemmel, principal
               and interest due July 12, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                                    50,000                   --

           12% note payable to Jassy, principal
               and interest due June 15, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date (subsequently
               converted into shares of common
               stock, see note 15)                                56,125               56,125

           12% note payable to Jassy, principal
               and interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $25,000 (subsequently converted into
               shares of common stock, see note 15)               27,959               25,000



                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                              June 30, 2005     December 31, 2004
                                                           -------------------- -------------------

           12% note payable to Lake & Associates,
               principal and interest due November 28,
               2005, convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% note payable with
               a principal amount of $200,000
               (subsequently converted into shares
               of common stock, see note 15)                $    224,000         $    200,000

           12% note payable to Lamb, principal and
               interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $50,000 (subsequently converted into
               shares of common stock, see note 15)               52,022               50,000

           12% note payable to Matz, principal and
               interest due July 2, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 24% note payable with
               an original principal amount of
               $35,000                                            35,753               34,971

           12% note payable to McGrain, principal and
               interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $25,000                                            27,868               25,000

           12% note payable to Nolan, principal and
               interest due July 10, 2005,
               convertible into common stock
               after company's listing on a public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                                    50,000                   --



                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                              June 30, 2005     December 31, 2004
                                                           -------------------- -------------------

           12% note payable to O'Keefe, principal and
               interest due July 8, 2005,
               convertible into common stock
               after company's listing on a public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% note payable
               with a principal amount of
               $82,500                                     $      82,500         $     82,500

           12% note payable to Prikos, principal and
               interest due July 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $75,000                                            84,074               75,000

           24% note payable to Schmidt, principal and
               interest due March 31, 2005                        30,000               37,000

           24% note payable to Webb, principal and
               interest due May 31, 2005                          25,000               25,000

           24% note payable to Weidner, principal and
               interest due January 10, 2005 and
               subsequently paid in full on
               January 10, 2005                                       --               60,000
                                                           -------------------   -------------------
                                                           $     999,780         $    905,596
                                                           ===================   ===================

           The notes payable - related party balance consists of the following:

                                                              June 30, 2005      December 31, 2004
                                                           --------------------  ------------------

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               August 9, 2005 (assigned to Quest
               Manufacturing, Inc., see below)             $          --         $     60,000

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               August 9, 2005                                     17,628               17,628

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               July 31, 2005. (subsequently
               renegotiated, see note 15)                         50,000               50,000

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               July 31, 2005 (subsequently
               renegotiated, see note 15)                         25,000                   --



                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                              June 30, 2005     December 31, 2004
                                                           -------------------- -------------------

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               July 31, 2005 (subsequently
               renegotiated, see note 15)                  $       1,500         $         --

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               July 31, 2005 (subsequently
               renegotiated, see note 15)                        305,000              305,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               August 9, 2005                                     60,000               60,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               August 9, 2005                                     80,000               80,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               August 9, 2005                                     20,000               20,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               August 9, 2005, as a result of an
               Assignment by Castle Hill of a 6%
               note payable with a principal amount
               of $60,000 dated June 1, 2004, see
               above)                                             60,000                   --


                                                           -------------------   ------------------
                                                           $     619,128         $    592,628
                                                           ===================   ==================


           The notes payable - long term balance consists of the following:

                                                               June 30, 2005     December 31, 2004
                                                           --------------------  ------------------
            6% note payable to Oberman, principal
               and interest due April 1, 2007,
               convertible after April 1, 2006 at the
               holder's request into common stock
               of the company at a 40% discount to the
               average closing bid price for ten trading
               days preceding the conversion date          $      25,000          $    25,000

            Convertible debentures                             1,021,082            1,400,000
                                                           --------------------  ------------------
                                                           $   1,046,082          $ 1,425,000
                                                           ====================  ==================

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

15.      SUBSEQUENT EVENTS
         -----------------

         On July 19, 2005, Voyager One issued an unsecured 6% $50,000 note payable to Castle Hill Advisory Group with principal and interest due on demand anytime after August 9, 2005. No demand has been made as of the date of this filing.

         On July 25, 2005 six shareholders elected to convert notes totaling $387,908.56, consisting of all of the outstanding principal balance and accrued interest on their respective convertible notes, into 222,053 shares of restricted common stock of Voyager
         One, at a conversion price ranging from $1.250 to $2.309 per share.

         On July 28, 2005, Voyager One issued an unsecured 6% $20,000 note payable to Castle Hill Advisory Group with principal and interest due on demand anytime after August 9, 2005. No demand has been made as of the date of this filing.

         On July 31, 2005, Voyager One renegotiated a 6% $50,000 note payable to Castle Hill Advisory Group that matured to a more favorable maturity date of payment on demand anytime after August 9, 2005. No demand has been made as of the date of this filing.

         On July 31, 2005, Voyager One renegotiated a 6% $25,000 note payable to Castle Hill Advisory Group that matured to a more favorable maturity date of payment on demand anytime after August 9, 2005. No demand has been made as of the date of this filing.

         On July 31, 2005, Voyager One renegotiated a 6% $1,500 note payable to Castle Hill Advisory Group that matured to a more favorable maturity date of payment on demand anytime after August 9, 2005. No demand has been made as of the date of this filing.

         On August 9, 2005, Voyager One, Inc. renegotiated with Quest Manufacturing, Inc. a $305,000 6% note payable that matured with an original principal balance of $390,000, which is evidenced by an Asset Purchase Agreement dated February 1, 2003. The maturity date of this note was extended from July 31, 2005 to payment on demand anytime after August 9, 2005. No demand has been made as of the date of this filing. Quest Manufacturing has subordinated, in all respects, its interest in all of the pledged property as set forth in the Asset Purchase Agreement to the convertible debentures held by Cornell Capital Partners LP and Trey Resources, Inc.

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

         On April 28, 2004, Voyager One affected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock, and a cancellation of 400,000 shares of common stock (post-stock split) held by its chief executive officer, John Lichter. Before the stock split there were 9,375,000 shares of common stock and 625,000 shares of Series A preferred stock issued and outstanding. After the stock split and cancellation of 400,000 shares, there were 14,600,000 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding. Any reference in this quarterly report to our common stock and Series A preferred stock after April 28, 2004 is stated on a post-stock split basis, unless otherwise indicated.

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

         While we only have a prototype of the product we expect to commercialize, we expect to grow. Our growth expectations are based on the marketing and research and development which began with the first generation product of our electronic film system, the "EFS-1", and continues with our prototype for the second generation, the "EFS-4." Our predecessor's EFS-1 was the winner of the Photo Marketing Association-DIMA section's "Innovative Digital Product Award" in 2001. The EFS-1 was also featured in numerous magazines and at trade shows. The feedback from photographers was positive. We believe recognition of our technology and continuing improvements support our expectations of growth. We have not, however, generated any revenues to date and had a net loss of $909,044 during the six months ended June 30, 2005.

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

EXPENSES FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

         The net loss for the three months ended June 30, 2005 was $470,948 compared to $664,547,for the three months ended June 30, 2004.

         Total operating expenses and loss from operations before interest and gain on cancellation of financing fees for the three months ended June 30, 2005 were $423,379 compared to $640,495 for the three months ended June 30, 2004, a decrease of $217,116. The operating expenses consisted primarily from amortization of $44,330, equipment rental of $25,331, insurance of $26,260, consulting and accounting of $32,971, legal fees of $49,477 and payroll and payroll taxes of $209,179. The consulting and accounting services are entirely comprised of accounting of $32,971. We have incurred substantial expenses for the three months ended June 30, 2005, including expenses for payroll, accounting and legal fees in the preparation of the first quarter financial statement and the registration statement filed March 31, 2005 with the Securities and Exchange Commission as amended on April 22, 2005 and May 6, 2005.

EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

         The net loss for the six months ended June 30, 2005 was $909,044 compared to $1,204,300 for the six months ended June 30, 2004. Net cash provided from financing activities for the six months ended June 30, 2005 was $202,456 compared to $1,239,696 for the six months ended June 30, 2004.

         Total operating expenses and loss from operations before interest and gain on cancellation of financing fees for the six months ended June 30, 2005 were $964,679 compared to $1,170,843 for the six months ended June 30, 2004, a decrease of $206,164. The operating expenses consisted primarily from amortization of $127,908, equipment rental of $57,809, insurance of $55,862, consulting and accounting of $81,069, legal fees of $103,030 and payroll and payroll taxes of $471,251. The consulting and accounting services are comprised of the following: accounting of $79,829 and information technology support of $1,240. We have incurred substantial expenses for the six months ended
June 30, 2005, including expenses for payroll, professional, accounting and legal fees in the preparation of the year end and first quarter financial statements and the registration statement filed March 31, 2005 and amendments filed with the Securities and Exchange Commission on April 22, 2005 and May 6, 2005.

NOTES

         The following table summarizes the nature and amount of all notes payable and convertible debt at June 30, 2005. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                            Annual                                  Principal
               Type                        Interest    Conversion     Maturity      Amount at
Date        Investment      Beneficiary      Rate     Discount Rate     Date       June 30, 2005
---------- --------------   ------------   --------   -------------   --------     -------------
02/01/03   Note Payable     Quest Mfg.          6%        N/A          07/31/05     $ 305,000.00
04/01/04   Conv Note        Oberman             6%        40%(1)       04/01/07     $  25,000.00
04/22/04   Note Payable     Coan               24%        N/A          09/12/05(2)  $  35,000.00
06/01/04   Note Payable     Quest Mfg.          6%        N/A          08/09/05(3)  $  60,000.00
07/01/04   Note Payable     Quest Mfg.          6%        N/A          08/09/05(3)  $  80,000.00
07/20/04   Note Payable     Webb               24%        N/A          05/31/05(4)  $  25,000.00
08/17/04   Note Payable     Castle Hill         6%        N/A          08/09/05(3)  $  17,627.77
08/17/04   Note Payable     Quest Mfg.          6%        N/A          08/09/05(3)  $  20,000.00
08/17/04   Note Payable     Schmidt            24%        N/A          03/31/05(4)  $  30,000.00
11/03/04   Note Payable     Castle Hill         6%        N/A          07/31/05     $  50,000.00
12/17/04   Conv Note        Jassy              12%        25%(5)       06/15/05(6)  $  56,125.00
01/01/05   Conv Note        Hemmel             12%        25%(5)       07/12/05     $  50,000.00
01/03/05   Conv Note        Matz               12%        25%(5)       07/02/05     $  35,752.75
01/09/05   Conv Note        O'Keefe            12%        25%(5)       07/08/05     $  82,500.00
01/11/05   Conv Note        Nolan              12%        25%(5)       07/10/05     $  50,000.00
02/01/05   Conv Note        Byrne              12%        50%(7 )      07/31/05     $  56,049.32
02/01/05   Conv Note        Culbertson         12%        50%(7)       07/31/05     $  27,934.25
02/01/05   Conv Note        Didonato           12%        50%(7)       07/31/05     $  27,802.74
02/01/05   Conv Note        Jassy              12%        50%(7)       07/31/05     $  27,958.90
02/01/05   Conv Note        Lamb               12%        50%(7)       07/31/05     $  52,021.92
02/01/05   Conv Note        McGrain            12%        50%(7)       07/31/05     $  27,868.49
02/01/05   Conv Note        Prikos             12%        50%(7)       07/31/05     $  84,073.97
02/01/05   Note Payable     Castle Hill         6%        N/A          07/31/05     $  25,000.00
03/08/05   Conv.Debenture   Cornell             5%        (8)          03/08/08     $ 150,000.00
03/08/05   Conv.Debenture   Trey Resources      5%        (8)          03/08/08     $ 150,000.00
03/08/05   Conv.Debenture   Cornell             5%        (8)          03/08/08     $  50,000.00
03/08/05   Conv.Debenture   Trey Resources      5%        (8)          03/08/08     $  50,000.00
03/08/05   Conv.Debenture   Cornell             5%        (8)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (8)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (8)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (8)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Cornell(20)         5%        (8)          03/08/08     $  17,386.98
03/08/05   Conv.Debenture   Trey Resources      5%        (8)          03/08/08     $   3,695.21
03/31/05   Conv.Note        A. Byrne           12%        25%(5)       09/27/05     $  54,241.10
03/31/05   Conv.Note        P. Byrne           12%        25%(5)       09/27/05     $  53,452.05
04/01/05   Note Payable     Castle Hill         6%        N/A          07/31/05     $   1,500.00
05/25/05   Conv. Debenture  Cornell             5%        (8)          05/25/08     $ 350,000.00
06/01/05   Conv Note        Lake               12%        25%          11/28/05(9)  $ 224,000.00
06/01/05   Note Payable     Quest Mfg.          6%        N/A          08/09/05(10) $  60,000.00

                                                                      Total        $2,664,990.45

(1) Conversion price is equal to 60% of the average closing bid price of our common stock for the ten trading days immediately preceding the conversion date. The holder has the option to convert after the second anniversary of the note.

(2) The maturity date of May 15, 2005 was renegotiated to June 14, 2005 and thereafter to September 12, 2005.

(3) This note matures ninety (90) days after May 11, 2005, the date Voyager One's registration statement was declared effective by the Securities & Exchange Commission which registers all shares of common stock to be issued under all convertible debentures purchased by Cornell Capital pursuant to the Securities Purchase Agreement dated May 14, 2004.

(4) This note has matured. We are currently negotiating with the noteholder for an extension of the due date.

(5) Conversion price is equal to 75% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days. If Voyager One is not trading on any public market for ninety days then the option to convert is void.

(6)      This note was subsequently converted into shares of common stock, see note 15 of the financial statements contained on page F-23.

(7) Conversion price is equal to 50% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days. If Voyager One is not trading on any public market for ninety days then the option to convert is void.

(8) Conversion price is equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(9) A new convertible note was issued as a result of a renegotiated 12% promissory note payable due June 1, 2005 with a principal amount of $200,000.

(10) A new note payable was issued to Quest Manufacturing, Inc. as a result of an Assignment Agreement by Castle Hill Advisory Group of a 6% note payable with a principal amount of $60,000 dated June 1, 2004.

FINANCIAL RESOURCES AND LIQUIDITY

         Voyager One is accounted for as a development stage company. We had no revenues for the three months ended June 30, 2005 and 2004. At June 30, 2005, we had current assets of $1,000 and current liabilities of $3,013,857. As a result, we had a working capital deficit of $3,012,857 at June 30, 2005. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities.

         For the six months ended June 30, 2005, net cash used in operations was ($202,468), net cash used in investing activities was $0.0, and net cash provided by financing activities was $202,456. Net cash used in operations consisted primarily of a net loss of $909,044 and a deposit of $7,196 held by the Securities and Exchange Commission which represents returned filing fees that are allowed to offset future filing fees offset by amortization and depreciation of $133,188, imputed interest of $6,408, issuance of notes payable as payment of accrued interest of $82,264, a decrease in accounts payable of $87,796 as compared to ($223,068) for the comparative period in 2004, an increase in accrued liabilities of $378,219 as compared to $52,123 for the comparative period in 2004, and an decrease in accrued interest of $25,898 as compared to $32,268 for the comparative period in 2004. Net cash used in investing activities was 0.0. Net cash provided by financing activities consisted of the issuance of notes payable totaling $441,500 which was offset by payments on note payables of $67,000 and a cancellation of a debt of $172,044. The termination of the Standby Equity Distribution Agreement and related three-year convertible debentures issued to Cornell Capital and Newbridge Securities in the amounts of $740,000 and $10,000, respectively,(see discussion below) resulted in a $172,044 gain related to previous amortization of the deferred financing costs and the imputed interest recognition.

         Voyager One's primary need for cash during the next 12 months is to satisfy current liabilities of $3,013,857, as well as to support Voyager One's current operations. We have relied exclusively on external financing to fund our operations and cover our up-front costs.

         In May 2004, Voyager One entered into a Securities Purchase Agreement which was amended in August 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of our 5% secured convertible debentures. Cornell Capital has received a one-time structuring fee of $10,000 and will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been and will continue to be paid proportionately in cash upon receipt of each distribution of proceeds. To date, Voyager One has received gross proceeds of $1,000,000. The proceeds were used to retire a note payable and for payroll and corporate obligations. The remaining proceeds will be used for corporate obligations and to pay the 10% commitment fee. Voyager One issued to Cornell Capital three-year debentures on May 21, 2005 for $300,000, May 21, 2004 for $100,000, August 26, 2004 for $125,000 and

November 22, 2004 for $125,000. On December 15, 2004, Cornell Capital assigned one-half of the convertible debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc. pursuant to a written agreement. On March 8, 2005, Voyager One consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, Voyager One issued new debentures to Cornell Capital and Trey Resources, Inc., each, in the amounts of $150,000, $50,000, $62,500 and $62,500 in accordance with the assignment. Voyager One also issued additional 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,386.98 and Trey Resources in the amount of $3,695.21 which represent all interest earned pro rata on the original four debentures up to termination. The maturity date of the debentures is three years from the date of issuance. On May 25, 2005, Voyager one issued an additional three-year 5% $350,000 secured debenture to Cornell Capital. The balance of the proceeds, $100,000, will be paid by Cornell Capital within five business days of Voyager One's common stock being approved for quotation on the Over-the-Counter Bulletin Board.

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

         In June, 2005, Voyager One, Inc.'s market maker filed an information Statement on Form 15c-211 with the National Association of Securities Dealers, Inc. for quotation of our common stock on the Over-The-Counter Bulletin Board. This application has not yet been approved.

         Our current cash assets at June 30, 2005 were $1,000. We raised $351,500 during the quarter ending June 30, 2005. We received $350,000 as gross proceeds from the sale of a convertible debenture to Cornell Capital under our securities purchase agreement with them and $1,500 from an officer and director through a loan. We anticipate raising an additional $350,000 within the next ninety days. Upon our receipt of these funds, we expect fiscal restraints should ease, and we should be able to procure the components and services for our prototype custom board design. Testing our prototype should occur within two months afterwards.

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

         3rd & 4th quarters 2005          $0
         1st & 2nd quarters 2006     $10,000
         3rd & 4th quarters 2006     $22,000
         1st & 2nd quarters 2007     $12,000
         3rd & 4th quarters 2007     $12,000

b) Office equipment: Includes items such as computers, fax, copiers and printers.

         3rd & 4th quarters 2005     $10,000
         1st & 2nd quarters 2006     $10,000
         3rd & 4th quarters 2006     $22,000
         1st & 2nd quarters 2007     $12,000
         3rd & 4th quarters 2007     $12,000

c) Software: Specialized software for Accounting, Product Development, Inventory, Image Processor Source Code, etc.

         3rd & 4th quarters 2005    $230,000
         1st & 2nd quarters 2006     $30,000
         3rd & 4th quarters 2006     $30,000
         1st & 2nd quarters 2007     $15,000
         3rd & 4th quarters 2007     $15,000

d) Lab & Test Equipment: Includes Oscilloscopes, Vision System, Imager Test Stations, Microscopes, Circuit Test Stations and Final Product Test Stations, Etc.

         3rd & 4th quarters 2005    $150,000
         1st & 2nd quarters 2006    $100,000
         3rd & 4th quarters 2006    $150,000
         1st & 2nd quarters 2007    $150,000

e) Fabrication Equipment: Includes Imager Packaging Fixtures, Assembly Equipment, Epoxy Dispensing Equipment, Ovens, etc.

         3rd & 4th quarters 2005          $0
         1st & 2nd quarters 2006    $600,000
         3rd & 4th quarters 2006    $450,000
         1st & 2nd quarters 2007    $300,000

f) Imager Design & Tooling: Includes Design of Pixels, Imager and Photo Tooling Masks to Produce CMOS Imagers and related Semiconductors.

         3rd & 4th quarters 2005    $500,000
         1st & 2nd quarters 2006          $0
         3rd & 4th quarters 2006    $150,000

g) Production Tooling: Includes Plastic Injection Molding Molds, Metal Stamping Dies, Circuit Board Dies, Die Cut Dies, etc.

         3rd & 4th quarters 2005    $330,000
         1st & 2nd quarters 2006    $670,000
         3rd & 4th quarters 2006    $300,000
         1st & 2nd quarters 2007    $200,000

EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

         As of June 30, 2005, we had five (5) full-time employees, and two (2) part-time employees. Four are in Administration & Operations and three are in Product Development. None of our employees are represented by a labor organization and we are not party to any collective bargaining agreements.

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

         Voyager One has also retained the services of Knobbe, Martens, Olson & Bear, LLP, a renown intellectual property law firm, to maintain our current intellectual property rights relating to our EFS. They have followed an aggressive strategy of protecting our current intellectual property rights and are in the process of perfecting assignments of issued patents and trademarks that were purchased by Voyager One. Voyager One also intends to aggressively protect intellectual property created through our ongoing development efforts.

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

         The timelines below show the anticipated interim milestones for the current three products and the costs in achieving the milestones.
The costs consist of engineering salaries, related travel and entertainment, professional fees, prototypes, lab and test equipment, imager expenses, fabrication equipment, tooling and software which are also included in items c) through g) of the table of expected purchase of significant equipment on page 7. The aggregate cost of significant capital items attributable to the EFS-4 total $2,100,000 and are reflected in that table in items c) through e) and g) through the 2nd quarter of 2006. The $500,000 imager cost indicated in item f) for the third and fourth quarters of 2005 is attributable to the EFS-10. The EFS-4 capital item costs are also included in the second table below. The following timelines may be altered depending on technical or business issues that may occur to alter goals and priorities.

     ---------------- ----------------------- ----------------------- -------------------- ------------------
     Product           Product Requirements        Engineering            System Test        Manufacturing
                                                   Development
     ---------------- ----------------------- ----------------------- -------------------- ------------------
     EFS-4                  Complete                3Q 2005                4Q 2005             1Q 2006
     ---------------- ----------------------- ----------------------- -------------------- ------------------
     EFS-10                 1Q 2006                 2Q 2006                3Q 2006             4Q 2006
     ---------------- ----------------------- ----------------------- -------------------- ------------------
     EFS-18                 3Q 2006                 4Q 2006                1Q 2007             2Q 2007
     ---------------- ----------------------- ----------------------- -------------------- ------------------

         We intend that the EFS product line will extensively leverage prior products in hardware and software to allow subsequent products to be developed at lower cost. Feature sets for subsequent products have been under consideration on a high level and accounted for as much as technically possible in the current design. One example, for the EFS-18, a user may want a larger, higher resolution viewing display to examine the higher resolution images captured by the sensor. The larger display has been accounted for in the initial design of the EFS-4. The EFS-18 will be able to use the mechanical and electrical design with lower cost minor changes in the tooling and the circuit layout preventing a total redesign of the product for this one feature change.

     -------------------- ---------------- --------------- --------------- ----------------
     Product                  2H 2005          1H 2006        2H 2006          1H 2007
     -------------------- ---------------- --------------- --------------- ----------------
     EFS-4                  $1,500,000       $1,800,000
     -------------------- ---------------- --------------- --------------- ----------------
     EFS-10                   $500,000         $800,000      $1,700,000
     -------------------- ---------------- --------------- --------------- ----------------
     EFS-18                                          $0        $600,000      $1,700,000
     -------------------- ---------------- --------------- --------------- ----------------
     Total                  $2,000,000       $2,600,000      $2,300,000      $1,700,000
     ==================== ================ =============== =============== ================

         Manufacturing of the EFS family will take expertise in electronics manufacturing and procurement. Voyager One does not plan to directly manufacture the devices and will rely on contract manufacturers to support production goals. Plans for a manufacturer need to be developed.

SALES AND DISTRIBUTION

         Our sales and distribution strategy comprises a two-phase approach. During the initial phase, beginning with the introduction of our EFS-4, we intend to use a focused, controlled, distribution strategy to target computer-savvy consumers. As market penetration increases and we introduce additional products, we will expand sales through distribution partners.

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

         DIGITAL CAMERA BODIES To address the needs of photographers wishing to use their existing lenses on a digital camera body, manufactures such as Nikon, Kodak, Canon, and Minolta offer digital cameras based upon conventional 35mm SLR camera bodies. These products are generally very costly, ranging in price from approximately $900 to more than $4,500 per unit. The market for these camera bodies is largely limited, therefore, to the professional and photojournalism segments, and general market penetration has been negligible. These digital camera bodies are, however, beginning to expand into the high end consumer market and have become increasingly available through retail "big box" stores. A further disadvantage of such systems is that each product is limited to one camera system brand. Our second generation product, "the EFS-4," will have advantages over digital camera bodies by retailing at a substantially lower price and by attaching to virtually all camera models.

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

CUSTOMER SUPPORT AND FULFILLMENT

         It is our goal to provide superior customer service and technical support by outsourcing these functions to experts in their respective fields. We plan to engage a marketing entity to provide customer service support (pre-sales customer inquiries and order processing) and a technical support service, (post sales response to quickly resolve any hardware or software user inquiries), as well as fulfillment. We will seek an entity that provides 24-hour/7 day support via Internet, email, or toll-free voice response and are multilingual for professional response to international customer needs. Furthermore, Voyager One will seek services that are integrated into our e-commerce business model to efficiently handle order processing, credit approvals, fulfillment, and ultimately any required exchange of product to ensure customer satisfaction.

Item 3.  Controls and Procedures.

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of stockholders in the second quarter of 2005.

Item 5.  Other Information.

         None.

Item 6.

(a)      Exhibits.


------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
------------------ ---------------------------------------------------------------- ------------------------------------------------
4.1                Extensions dated December 31, 2004, March 23, 2005 and           Provided herewith
                   August 9, 2005 of an obligation between Quest Manufacturing,
                   Inc. and Voyager One for $305,000 as evidenced by paragraph
                   5(b)(2) of the Asset Purchase Agreement (previously filed)
                   dated February 1, 2003
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.2                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $50,000 dated November 3, 2004 as extended on January 4, 2005, March 24, 2005 and July 31, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.3                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $25,000 dated February 1, 2005 as
                   extended on March 27, 2005 and July 31, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.4                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $1,500 dated April 1, 2005 as extended on
                   July 31, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.5                Short Term Promissory Note between Quest Manufacturing, Inc.      Provided herewith
                   and Voyager One for $60,000 dated June 1, 2005 as a result of an Assignment Agreement of June 1, 2005 by Castle Hill
                   Advisory Group to Quest Manufacturing, Inc. of a $60,000 note dated June 1, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.6                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $50,000 dated July 19, 2005.
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.7                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $20,000 dated July 28, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.8                Form of Notice of Conversion Right and Election of Conversion     Provided herewith
                   Right effective July 25, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.1               Certification of Chief Financial Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.2               Certification of Chief Executive Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------
32                 Certification of Chief Executive Officer and Chief Financial      Provided herewith
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------

(b)      Reports on 8-K during the quarter.

         Report on Form 8-K was filed during the second quarter of 2005
         (Item 2).

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Voyager One, Inc.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer
                                  Date: 8/15/05

                               By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                  Financial Officer
                                  Date: 8/15/05

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer and
                                  Director
                                  Date: 8/15/05

                               By /s/ Sebastien DuFort
                                  --------------------------------------------
                                  Sebastien DuFort, President and Acting Chief
                                  Financial Officer And Director
                                  Date: 8/15/05