Form 10QSB
period 2005-09-30
VOYAGER ONE INC
filed 2005-11-21
CIK 1140300

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

                         COMMISSION FILE NUMBER 0-32737

                                VOYAGER ONE, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                         88-049002272
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       16 E. Hinsdale Avenue, Hinsdale, IL 60521   (630)325-7130
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

The number of shares of the registrant's common stock as of September 30, 2005:
15,010,544 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               F-2

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    26

Item 3.  Controls and Procedures                                             42

PART II. OTHER INFORMATION                                                   43

Item 1.  Legal Proceedings                                                   43

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         43

Item 3.  Defaults On Senior Securities                                       43

Item 4.  Submission of Matters to a Vote of Security Holders.                43

Item 5.  Other Information                                                   43

Item 6.
     (a) Exhibits                                                            43
     (b) Reports on 8-K during the quarter                                   44

SIGNATURES AND CERTIFICATES                                                  44

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

Consolidated Statements of Operations.......................................F-3

Consolidated Statement of Changes in Shareholders' Equity (Deficit).........F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6


                                   VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------

                                                                   September 30, 2005
                                                                    (CONSOLIDATED)     December 31,
                                                                     (UNAUDITED)           2004
                                                                     ------------      ------------
                      ASSETS
Current assets:
    Cash                                                             $     1,000       $     1,012
                                                                     ------------      ------------

    Total current assets                                                   1,000             1,012
                                                                     ------------      ------------

Property, equipment and software, net                                     34,260            42,180
                                                                     ------------      ------------
Other assets:
    Deposits                                                               7,195             8,400
    Domain name                                                           10,000            10,000
    Deferred financing costs and imputed interest, net                    66,737           690,208
    Patents, net                                                         878,368           978,439
                                                                     ------------      ------------

     Total other assets                                                  962,300         1,687,047
                                                                     ------------      ------------
     Total assets                                                    $   997,560       $ 1,730,239
                                                                     ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $   498,662       $   371,379
    Accrued expenses                                                   1,028,114           440,715
    Accrued interest                                                     109,348            90,942
    Notes payable - related party                                        610,069           592,628
    Notes payable to employees                                           100,000                --
    Notes payable                                                        331,767           905,596

                                                                     ------------      ------------
     Total current liabilities                                         2,677,960         2,401,260
                                                                     ------------      ------------

Long term note payable                                                 1,046,082         1,425,000

Commitments                                                                   --                --

Stockholders' equity (deficit):
    Preferred Stock, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at September 30, 2005                         1,000             1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 15,010,544 and 14,600,000
      shares issued and outstanding at September
      30, 2005 and December 31, 2004,
      respectively                                                        15,011            14,600
    Additional paid in capital                                         3,471,067         1,194,546
    Deficit accumulated during development stage                      (6,213,560)       (3,306,167)
                                                                     ------------      ------------
     Total stockholders' deficit                                      (2,726,482)       (2,096,021)
                                                                     ------------      ------------
     Total liabilities and stockholders'
      equity (deficit)                                               $   997,560       $ 1,730,239
                                                                     ============      ============

                            See accompanying notes to financial statements

                                                F-2


                                            VOYAGER ONE, INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                         AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                                      (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Cumulative
                                                                                                                      amount from
                                             For the nine months ended           For the three months ended            inception
                                          --------------------------------     --------------------------------        (June 28,
                                                                                                                     2002) through
                                            September         September          September         September          September 30,
                                            30, 2005           30, 2004          30, 2005           30, 2004              2005
                                          -------------      -------------      -------------      -------------      -------------
Operating expenses
 Amortization                             $    174,181       $    196,043       $     46,274       $    105,579       $    592,687
 Automobile expense                                 --             10,132                 --                 --             20,532
 Bank service charges                            3,035              1,727                493                105              5,894
 Depreciation                                    7,920              7,910              2,640              2,731             19,273
 Dues and subscriptions                             92                 --                (39)                --                166
 Equipment rental                               78,603             61,253             20,793             26,571            171,147
 Licenses and permits                              320             21,456              1,937             16,941             25,356
 Insurance                                      82,688             71,444         ,   26,826             25,287            179,375
 Engineering and office supplies                 2,699             97,286                454             12,976            131,042
 Postage and delivery                            2,993              7,172              1,019              1,282             11,754
 Product development                               109            143,860                 --             72,398            153,969
 Consulting and accounting                      98,339            346,131             17,270            (14,224)           919,272
 Legal fees                                    104,103            128,199              1,073             71,782            348,250
 Payroll and payroll taxes                     680,431            595,245            209,180            294,322          1,553,039
 Reference materials                                --                 --                 --                 --                115
 Rent                                           60,325             50,747             25,708              9,387            145,705
 Relocation expense                              6,077                 --              5,202                 --             11,819
 Repairs and maintenance                         4,136              4,625              1,236                824             11,877
 Marketing supplies                                160              5,025                 --                 --              5,705
 Communication and internet                     20,606             24,356              8,169              7,894             56,692
 Travel and entertainment                        4,576             31,271              2,618              3,136             64,310
 Utilities                                       6,265              6,349              2,077              2,397             14,943
                                          -------------      -------------      -------------      -------------      -------------
Total operating expenses and loss from
operations                                   1,337,658          1,810,231            372,930            639,388          4,442,922
Interest expense                             1,741,779             87,508          1,625,370             54,051          1,942,682
Gain on cancellation of financing fees        (172,044)                --                 --                 --           (172,044)
                                          -------------      -------------      -------------      -------------      -------------
Net loss before income taxes                (2,907,393)        (1,897,739)        (1,998,300)          (693,439)        (6,213,560)
Provision for income taxes                          --                 --                 --                 --                 --
                                          -------------      -------------      -------------      -------------      -------------
Net loss                                  $ (2,907,393)      $ (1,897,739)      $ (1,998,300)      $   (693,439)      $ (6,213,560)
                                          =============      =============      =============      =============      =============

Loss per share (basic and
  diluted)                                $      (0.20)      $      (0.13)      $      (0.13)      $      (0.05)
                                          =============      =============      =============      =============

Weighted average number of shares
  outstanding (basic and diluted)           14,702,260         14,182,282         14,903,446         14,600,000
                                          =============      =============      =============      =============


                                          See accompanying notes to financial statements

                                                                F-3


                                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
----------------------------------------------------------------------------------------------------------------------------

                                     Preferred stock             Common stock
                               ------------------------- --------------------------
                                                                                                    Deficit
                                                                                                  accumulated
                                                 Par                   Par value                     during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --
Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --         1,000
Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2002            --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,500            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2003     1,000,000        1,000   13,185,836        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Issuance of shares for
 services                               --           --      289,600           290         8,785            --         9,075

Reverse acquisition                     --           --      954,564           954       (34,758)           --       (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (2,615,686)   (2,615,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2004     1,000,000        1,000   14,600,000        14,600     1,194,546    (3,306,167)   (2,096,021)

Intrinsic value of beneficial
 conversion features of notes
 and debentures                         --           --           --           --      1,580,445            --     1,580,445

Conversion of notes payable
into stock                              --           --      410,544           411       696,076            --       696,487

Net loss                                --           --           --            --            --    (2,907,393)   (2,907,393)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at September 30,
 2005 (Unaudited)                1,000,000  $     1,000   15,010,544   $    15,011    $3,471,067   $(6,213,560)  $(2,726,482)
                               ============ ============ ============  ============  ============  ============  ============

                                    See accompanying notes to financial statements

                                                                 F-4


                                        VOYAGER ONE, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                       AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                                    (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                    amount from
                                                                                                     inception
                                                                For the nine      For the nine       (June 28,
                                                                months ended      months ended      2002) through
                                                                September 30,     September 30,     September 30,
                                                                    2005              2004               2005
                                                                ------------      ------------      ------------
Cash flows from operating activities:
Net loss                                                        $(2,907,393)      $(1,897,739)      $(6,213,560)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                       182,101           203,954           611,959
Imputed Interest                                                      6,408                --            23,428
Issuance of common stock for services                                    --             9,075            10,075
Issuance of common stock for financing                                   --                --            38,208
Intrinsic value of beneficial conversion feature                  1,580,445                --         1,580,445
Issuance of notes as payment accrued interest                        99,205                --            99,205
Changes in operating assets and liabilities:
 Deposits                                                             1,204                --           (15,596)
 Prepaid expenses                                                        --           (23,336)               --
 Accounts payable                                                   127,233          (156,800)          495,691
 Accrued liabilities                                                587,398           227,131         1,028,114
 Accrued interest                                                    14,298            45,817           105,240
                                                                ------------      ------------      ------------
Net cash provided by (used in) operating activities                (309,101)       (1,591,898)       (2,236,791)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
 Due from related party                                                  --            11,250                --
 Acquisition of property and equipment                                   --           (25,982)          (53,533)
 Acquisition of patents                                                  --                --          (465,922)
 Acquisition of domain name                                              --           (10,000)          (10,000)
                                                                ------------      ------------      ------------
Net cash provided by (used in) investing activities                      --           (24,732)         (529,455)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
 Stock subscribed not issued                                             --                --                --
 Cancellation of financing fees                                    (172,044)               --          (172,044)
 Recapitalization                                                        --           (33,804)          (33,804)
 Issuance of common stock for cash                                       --           142,500           390,000
 Issuance of notes payable                                          548,133         1,571,753         2,883,594
 Payments on notes payable                                          (67,000)          (85,000)         (300,500)
                                                                ------------      ------------      ------------
Net cash provided by (used in) financing activities                 309,089         1,595,449         2,767,246
                                                                ------------      ------------      ------------

Net increase (decrease) in cash                                         (12)          (21,181)            1,000

Cash, beginning of period                                             1,012            24,564                --
                                                                ------------      ------------      ------------

Cash, end of period                                             $     1,000       $     3,383       $     1,000
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                  $        --       $        --       $     8,750
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                $                 $   (33,804)      $   (33,804)
                                                                ============      ============      ============
      Issuance of 3,073,000 shares of common stock
        for patents acquired                                    $                 $        --       $   768,250
                                                                ============      ============      ============
      Conversion of notes payable into 280,000 shares of
        common stock                                            $                 $        --       $    70,000
                                                                ============      ============      ============
      Issuance of convertible debentures for financing
        fees                                                    $   350,000       $   872,500       $ 1,220,000
                                                                ============      ============      ============
      Issuance of common stock for financing                    $        --       $                 $     5,625
                                                                ============      ============      ============


                                     See accompanying notes to financial statements

                                                            F-5

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------
1.       NATURE OF BUSINESS
         ------------------

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


2.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The consolidated financial statements of Voyager One,Inc. and its wholly owned subsidiary, Silicon Film Technologies,Inc. as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004 and related footnote information are unaudited. All adjustments, (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes on Form 10-KSB/A for the year ended December 31, 2004 filed on May 6, 2005.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                  (UNAUDITED)
--------------------------------------------------------------------------------

3.       REORGANIZATION
         --------------

         As of February 25, 2004, the Company made and entered into an agreement which provides for the reorganization of Silicon Film Technologies, Inc., an Illinois Company, with and into Voyager One, Inc., a Nevada Company, resulting in Silicon Film Technologies, Inc. becoming a wholly-owned subsidiary of Voyager One, Inc. (Voyager One). The agreement is for the exchange of 100% of the outstanding Common Stock (Class A and Class B Common Stock) of Silicon Film Technologies, Inc., for shares of Voyager One totaling 13,755,840 of Common Stock and 1,000,000 Series A Preferred Stock, which are each convertible into one
         (1) share of Voyager One Common Stock.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         Pro forma information under FAS 123 is as follows:

                                                      For the nine months
                                                    ended September 30, 2005
                                                    ------------------------
         Net income (loss) as reported                 (2,907,393)

         Add: Stock based employee
         compensation expense included
         in reported net income, net of
         related tax effects                                   -0-

         Deduct: Total stock-based
         employee compensation expense
         determined under fair value based
         method for all awards, net of related
         tax effects                                           -0-
         Pro forma net income (loss)                   (2,907,393)

         Basic loss per share:
         As reported                                        (0.20)
         Pro forma                                          (0.20)

         Diluted earnings per share:
         As reported                                        (0.20)
         Pro forma                                          (0.20)

         The following table shows assumptions
         and information about options
         granted on April 28, 2004

         Options granted                                  400,000

         Stock price                                        $0.25

         Exercise price                                     $0.25

         Expected life of option                          5 years

         Risk-free interest rate                             3.6%

         Expected volatility                                0.01%

         Expected dividend yield                               0%

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

             Furniture and equipment                            5 years
             Leasehold improvements                             5 years

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in 2004 and for the nine months ended September 30, 2005.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

6.       COMMITMENTS
         -----------

         OPERATING LEASES
         ----------------

         The Company leases its facility, which requires monthly payments of $4,200. In addition, the Company is responsible for all taxes and operating expenses. The lease expires on September 30, 2005. Total rent expense under this agreement was $60,325 and $50,747 for the nine months ended September 30, 2005 and 2004, respectively.

         On November 1, 2005, the Company moved its offices to 16 E. Hinsdale Avenue, Hinsdale, Illinois 60521 which is subject to a one year lease at $1,200 per month and payment of the pro rata share of gas and electricity.

         The Company has also entered into various leases for equipment.

         Future minimum rental payments are as follows:

                                          EQUIPMENT     FACILITY       TOTAL
                                        ------------  ------------  ------------
         FOR THE YEAR ENDED
            DECEMBER 31,
            ------------
                2005                    $    86,670   $     3,600   $    90,270
                2006                         49,108        10,800        59,908
                2007                         25,859            --        25,859
                2008                          2,042            --         2,042
                                        ------------  ------------  ------------
                                        $   163,679   $    14,400   $   178,079
                                        ============  ============  ============



7.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at:

                                          Sept. 30,    December 31,
                                            2005         2004
                                        ------------  ------------
         Furniture and equipment        $  50,966     $  50,966
         Leasehold improvements             2,567         2,567
                                        ------------  ------------
                                           53,533        53,533
         Accumulated depreciation         (19,273)      (11,353)
                                        ------------  ------------
                                        $  34,260     $  42,180
                                        ============  ============

         Depreciation expense is $7,920 and $7,910 for the nine months ended September 30, 2005 and 2004, respectively.

         Voyager One entered into an Asset Purchase Agreement with Quest Manufacturing, Inc. effective October 19, 2005 for the purchase of furniture and equipment in the amount of $48,231.38 payable in one lump sum.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

8.       PATENT PURCHASE AND NOTE PAYABLE
         --------------------------------

         On February 1, 2003 the Company purchased patents, trademarks, and other intellectual property rights from Quest Manufacturing Inc., which is wholly owned by the Company's CEO, in exchange for a note payable for $390,000 with a stated interest rate of 6% due on December 31, 2004 and the issuance of 15,365,000 shares of Class A Common Stock valued at $768,250. Additionally, the Company assumed an accounts payable of $75,922, payable to the patent attorney. The note payable was renegotiated and is currently due anytime on demand. No demand has been made as of the time of this filing.

         The balance due on the note payable was $305,000 at September 30, 2005 and December 31, 2004, respectively.

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $100,071 and $133,428 for the nine months ended September 30, 2005 and 2004 respectively. The balance is:

                                            Sept. 30,    December 31,
                                              2005         2004
                                         -------------- -------------

         Patents                         $  1,234,172   $  1,234,172
         Less: accumulated amortization      (355,804)      (255,733)
                                         -------------- -------------
                                         $    878,368   $    978,439
                                         ============== =============

9.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST
         ---------------------------------------------

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP which are being amortized over the term of the debentures.

         The components of the deferred financing costs are as follows at:

                                                      Sept. 30,     December 31,
                                                        2005          2004
                                                   --------------  ------------
         Deferred financing costs                  $   155,000     $   767,878
         Less: accumulated amortization of fees        (88,263)       (162,772)
                                                   --------------  ------------
         Net deferred financing costs              $    66,737     $   605,106
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

                                                       Sept. 30,    December 31,
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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

10.      INCOME TAXES
         ------------

         The components of the deferred tax asset are as follows:

                                                        Sept. 30,   December 31,
                                                          2005         2004
                                                    --------------  ------------
         Deferred tax assets:
             Net operating loss carry-forward       $     940,000   $   829,000
             Amortization                                  15,000        15,000
             Temporary timing difference                  679,000       336,000
                                                    --------------  ------------

                                                        1,634,000     1,180,000
         Less: valuation allowance                     (1,634,000)   (1,180,000)
                                                    --------------  ------------
         Net deferred tax assets                    $          --   $        --
                                                    ==============  ============

         The Company had available approximately $2,400,000 unused federal and state net operating loss carry-forwards at September 30, 2005 that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025. The Company cannot determine that certain accrued expenses are deductible pursuant to IRC sec. 461 and accordingly the Company did not incur tax losses during the quarter ended September 30, 2005.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2005 and December 31, 2004, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:
                                                      Sept. 30,     December 31,
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
                                                    =============  =============

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

11.      CAPITAL STOCK
         -------------

         The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001. As of September 30, 2005 and December 31, 2004, there were 15,010,544 and 14,600,000 shares of Common Stock outstanding, respectively and 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding at September 30, 2005 and December 31, 2004, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. The holders of Common and Series A Preferred Stock vote together as a single class. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

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

         EXERCISE OF STOCK OPTIONS AND EXCHANGE OF STOCK WARRANT
         -------------------------------------------------------

         On April 28, 2004, the Company issued stock options for 400,000 shares of post stock split common stock at $0.25 per share to four key employees of the Company which expire in 2009. No vesting period was required. The Company does not have a stock-based compensation plan.

         On April 28, 2004, the Company also issued a warrant to CMI Capital, LLC, a financial consulting firm, for 666,666 post stock split shares of its common stock at $.25 per share exercisable after February 26, 2005 with an expiration date of February 26, 2010. This warrant was cancelled on July 15, 2004. On the same date, Voyager One, Inc. issued a warrant to CMI Capital, LLC, to purchase 666,666 shares of Voyager One, Inc.'s common stock at $.25 per share exercisable on and after January 15, 2005. This warrant expires on January 15, 2010. The managers and principals of CMI Capital LLC, a limited liability corporation, are Gerry Martin and Greg Orlandella, each having an equal interest.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

12.      CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One entered into a Securities Purchase
         Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of September 30, 2005, Voyager One has received gross proceeds of $1,000,000 which includes a 5% secured convertible debenture in the amount of $350,000 which was issued on May 25, 2005. The balance of the proceeds, $100,000, will be paid within 5 business days of Voyager One's common stock being approved for quotation on the Over The Counter Bulletin Board.

         The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or
         (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of Voyager One's outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of
         (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager One, Inc.'s assets. In the event the debentures are redeemed, then Voyager One, Inc. will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital purchased the convertible debentures from Voyager One, Inc. in a private placement in May 2004. Cornell Capital has received a one-time structuring fee of $10,000 and will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been paid proportionately in cash upon receipt of each distribution of proceeds.

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

         On October 4, 2005, Voyager One received notification from its market maker, Basic Investors, Inc., that its information statement which was filed with the National Association of Securities Dealers, Inc. on Form 15c-211 in June, 2005 for quotation of its common stock on the Over The Counter Bulletin Board was approved. The trading symbol assigned to Voyager One is "VYGO." This event made the beneficial conversion feature of the convertible debentures a certainty which was accounted for as a debit to interest expense in the amount of 1,040,525. This event also triggered the purchase by Cornell Capital of a three year, $100,000 convertible debenture on October 11, 2005 with terms as indicated above.

                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                             (UNAUDITED)
---------------------------------------------------------------------------------------------------

13.      NOTES PAYABLE
         -------------
         The notes payable balance consists of the following:

                                                            September 30, 2005   December 31, 2004
                                                           -------------------- -------------------
           12% note payable to Byrne, principal
               and accrued interest of $59,274.08
               converted into 47,420 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005           $          --        $      50,000

           12% note payable to A. Byrne, principal
               and interest due December 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                   29,241              50,000

           12% note payable to P. Byrne, principal
               and interest due December 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                  $28,452              50,000

           24% note payable to Coan, principal and
               interest due December 31, 2005. Coan was
               repaid $10,000 of the original principal
               balance of $50,000 on August 6, 2004
               and $5,000 of the principal balance on
               December 20, 2004                                   35,000              35,000

           12% note payable to Culbertson, principal
               and accrued interest of $29,541.43
               converted into 23,634 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               25,000

           12% note payable to Didonato, principal
               and accrued interest of $29,402.35
               converted into 23,522 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               25,000





                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                             (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                            September 30, 2005   December 31, 2004
                                                           -------------------- -------------------
           12% note payable to Hemmel, principal
               and interest due December 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                             $      50,000        $          --

           12% note payable to Jassy, principal
               and accrued interest of $60,184.45
               converted into 32,099 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               56,125

           12% note payable to Jassy, principal
               and accrued interest of $29,567.49
               converted into 23,654 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               25,000

           12% note payable to Lake & Associates,
               principal and accrued interest of
               $228,050.41 converted into 98,766
               shares of common stock at $2.309
               (92.4% conversion based on price of
               $2.50 per share) on July 25, 2005                      --              200,000

           12% note payable to Lamb, principal
               and accrued interest of $55,014.96
               converted into 44,012 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               50,000

           12% note payable to Matz, principal
               and accrued interest of $38,138.88
               converted into 20,341 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               34,971

           12% note payable to McGrain, principal
               and accrued interest of $29,471.88
               converted into 23,578_shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               25,000




                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                             (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                            September 30, 2005   December 31, 2004
                                                           -------------------- -------------------

           12% note payable to Nolan, principal and
               interest due December 31, 2005,
               convertible into common stock
               after company's listing on a public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                             $      50,000        $          --

           12% note payable to O'Keefe, principal
               and accrued interest of $87,843.29
               converted into 46,850 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               82,500

           12% note payable to Prikos, principal and
               interest due December 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $75,000                                            84,074               75,000

           24% note payable to Schmidt, principal and
               interest due December 31, 2005                     30,000               37,000

           24% note payable to Webb, principal and
               interest due December 31, 2005                     25,000               25,000

           24% note payable to Weidner, principal and
               interest due January 10, 2005 and
               subsequently paid in full on
               January 10, 2005                                       --               60,000
                                                           -------------------   -------------------
                                                           $     331,767         $    905,596
                                                           ===================   ===================

The notes payable - employee balance consist of the following:

            0% note payable to Castro for $2,976.25,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of a portion of
               the principal of a $20,000 note that
               matured to be used as payment for
               options                                     $       2,976         $         --

            0% note payable to Fuhs for $47,023.75,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of a portion of
               the principal of a $80,000 note that
               matured to be used as payment for
               options                                            47,024                   --

            0% note payable to Parham for $2,976.25,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of a portion of
               the principal of a $20,000 note that
               matured to be used as payment for
               options                                             2,976                   --

            0% note payable to Persin for $47,023.75,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of $32,976.25 of
               the principal of a $80,000 note and
               $14,047.50 of principal of a $20,000
               note, both of which matured to be used
               as payment for options                             47,024                   --
                                                           -------------------   -------------------
                                                           $     100,000         $         --
                                                           ===================   ===================




                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                             (UNAUDITED)
----------------------------------------------------------------------------------------------------

           The notes payable - related party balance consists of the following:

                                                            September 30, 2005    December 31, 2004
                                                           --------------------  -------------------

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               August 9, 2005 (assigned to Quest
               Manufacturing, Inc., see below)             $          --         $     60,000

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               on demand. No demand has been made as
               of the date of this filing.                        17,628               17,628

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               on demand anytime after August 9, 2005.
               No demand has been made as of the date
               of this filing.                                    50,000               50,000

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               on demand anytime after August 9, 2005.
               No demand has been made as of the date
               of this filing.                                    25,000                   --

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               on demand anytime after August 9, 2005.
               No demand has been made as of the date
               of this filing.                                     1,500                   --

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               on demand anytime after August 9, 2005.
               No demand has been made as of the date
               of this filing.                                    50,000                   --

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               on demand anytime after August 9, 2005.
               No demand has been made as of the date
               of this filing.                                    20,000                   --

            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               on demand. No demand has been made
               as of the date of this filing.                      4,000                   --




                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                             (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                            September 30, 2005    December 31, 2004
                                                           --------------------  -------------------

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               on demand anytime after August 9, 2005.
               No demand has been made as of the date
               of this filing.                             $     305,000         $    305,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               on demand (consolidates and replaces
               notes of June 1, 2004 and June 1, 2005
               with principal amounts and accrued
               interest of $64,793 each and accrued
               interest of assigned notes of principal
               only dated July 1, 2004 and August 17,
               2004 of $6,010 and $1,345, respectively).
               No demand has been made as of the date
               of this filing.                                   136,941               60,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               August 9, 2005, assigned to employees
               on September 30, 2005 to be used as
               payment to exercise options
                                                                      --               80,000
            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               August 9, 2005, assigned to employees
               on September 30, 2005 to be used as
               payment to exercise options                            --               20,000


                                                           -------------------   ------------------
                                                           $     610,069         $    592,628
                                                           ===================   ==================


           The notes payable - long term balance consists of the following:

                                                            September 30, 2005   December 31, 2004
                                                           --------------------  ------------------
            6% note payable to Oberman, principal
               and interest due April 1, 2007,
               convertible after April 1, 2006 at the
               holder's request into common stock
               of the company at a 40% discount to the
               average closing bid price for ten trading
               days preceding the conversion date          $      25,000          $    25,000

            Convertible debentures                             1,021,082            1,400,000
                                                           --------------------  ------------------
                                                           $   1,046,082          $ 1,425,000
                                                           ====================  ==================

         On October 4, 2005, Voyager One received notification from its market maker, Basic Investors, Inc., that its information statement which was filed with the National Association of Securities Dealers, Inc. on Form 15c-211 for quotation of our common stock on the Over The Counter Bulletin Board was approved. The trading symbol assigned to Voyager One is "VYGO." This event made the beneficial conversion feature of the convertible notes a certainty which was accounted for as a debit to interest expense in the amount of 539,920.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

14.      STANDBY EQUITY DISTRIBUTION AGREEMENT
         -------------------------------------

         In June 2004, Voyager One entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to this agreement, Voyager One, may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Voyager One requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will purchase shares of common stock for 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon Voyager One, Inc. registering the shares of common stock with the Securities and Exchange Commission. Cornell Capital Partners was paid a one-time commitment fee of $740,000, payable as a three-year 0% debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately preceding the conversion date and a structuring fee of $45,000 payable as cash. In addition, Newbridge Securities Corporation, a registered broker-dealer, was paid a fee of $10,000, payable as a three-year 0% debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately preceding the conversion date. These fees are being amortized over the term of the debentures. On March 17, 2005, by mutual agreement of the parties, the Standby Equity Distribution Agreement and related transaction documents as well as the $740,000 and $10,000 convertible debentures were terminated including all rights and obligations therein. The termination in March, 2005 arose as a result of the Company's prior discussions with the SEC, which indicated that the sales of securities under the securities purchase agreement, including the issuance of the convertible debentures thereunder, the transactions under the standby equity distribution agreement and the issuance of $750,000 convertible debentures could be viewed as a single transaction and, if so viewed, might not be consistent with SEC guidelines regarding equity lines. Cornell Capital and Newbridge Securities agreed with the Company to terminate their $740,000 and $10,000 convertible debentures, respectively, because the Company viewed these debentures as additional "consideration" for Cornell Capital and "consideration" for Newbridge Securities associated with the equity line. With the equity line terminated, the services related to the convertible debentures would no longer be needed and therefore the debentures were cancelled. This termination resulted in a $172,044 gain related to previous amortization of the deferred financing costs and the imputed interest recognition.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

15.      SUBSEQUENT EVENTS

         On October 3, 2005, Voyager One issued an unsecured 6% $25,000 note payable to Quest Manufacturing, Inc. with principal and interest due on demand. Quest Manufacturing, Inc. is controlled by Voyager One's CEO, John Lichter. No demand has been made as of the date of this filing.

         On October 4, 2005, Voyager One received notification from its market Maker, Basic Investors, Inc., that its information statement filed on Form 15-c211 was approved by the National Association of Securities Dealers for quotation of its common stock on the Over-the-Counter Bulletin Board. The trading symbol assigned to Voyager One is "VYGO."

         On October 7, 2005, Voyager One issued an unsecured 6% $25,000 note payable to Quest Manufacturing, Inc. with principal and interest due on demand. No demand has been made as of the date of this filing.

         On October 11, 2005, Voyager One issued a 5% $100,000 secured convertible debenture payable to Cornell Capital Partners pursuant to the Securities Purchase Agreement convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, the debenture is not convertible if such conversion would result in the holder beneficially owning more than 4.9% of Voyager One's outstanding common stock. At maturity, Voyager One has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. In the event the debenture is redeemed, then Voyager One will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital was paid a commitment fee of $10,000.

         On October 13, 2005, Voyager One issued an unsecured 6% $12,000 note payable to Castle Hill Advisory Group with principal and interest due on demand. Castle Hill Advisory Group is controlled by Voyager One's president, Sebastien DuFort. No demand has been made as of the date of this filing.

         Voyager One entered into an Asset Purchase Agreement with Quest Manufacturing, Inc., effective October 19, 2005, for the purchase of equipment and furniture in the amount of $48,231.38 payable in one lump sum.

         On October 20, 2005, Voyager One issued an unsecured 6% $6,000 note payable to Castle Hill Advisory Group with principal and interest due on demand. No demand has been made as of the date of this filing.

         On October 26, 2005, Voyager One issued an unsecured 6% $2,000 note payable to Castle Hill Advisory Group with principal and interest due on demand. No demand has been made as of the date of this filing.

         On November 1, 2005, Voyager One moved its offices to 16 E. Hinsdale Avenue, Hinsdale, Illinois 60521 which is subject to a one year lease at $1,200 per month and payment of the pro rata share of gas and electricity.

         Effective November 1, 2005, Voyager One terminated the employment of its Office Administrator to reduce administrative costs.

         On November 3, 2005, Voyager One issued an unsecured 6% $9,000 note payable to Quest Manufacturing, Inc. with principal and interest due on demand. No demand has been made as of the date of this filing.

         On November 16, 2005, Voyager One issued an unsecured 12% $75,000 note payable to Chace with principal and interest due February 13, 2006.

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

         On April 28, 2004, Voyager One affected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock, and a cancellation of 400,000 shares of common stock (post-stock split) held by its chief executive officer, John Lichter. Before the stock split there were 9,375,000 shares of common stock and 625,000 shares of Series A preferred stock issued and outstanding. After the stock split and cancellation of 400,000 shares, there were 14,600,000 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding. Any reference in this quarterly report to our common stock and Series A preferred stock after April 28, 2004 is stated on a post-stock split basis, unless otherwise indicated. As of September 30, 2005, the Company has 15,010,544 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding.

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

         While we only have a prototype of the product we expect to commercialize, we expect to grow. Our growth expectations are based on the marketing and research and development which began with the first generation product of our electronic film system, the "EFS-1", and continues with our prototype for the second generation, the "EFS-4." Our predecessor's EFS-1 was the winner of the Photo Marketing Association-DIMA section's "Innovative Digital Product Award" in 2001. The EFS-1 was also featured in numerous magazines and at trade shows. The feedback from photographers was positive. We believe recognition of our technology and continuing improvements support our expectations of growth. We have not, however, generated any revenues to date and had a net loss of $2,907,393 during the nine months ended September 30, 2005.

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

EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         The net loss for the three months ended September 30, 2005 was $1,998,300 compared to $693,439 for the three months ended September 30, 2004.

         Total operating expenses and loss from operations before interest and gain on cancellation of financing fees for the three months ended September 30, 2005 were $372,930 compared to $639,388 for the three months ended September 30, 2004, a decrease of $266,458. The operating expenses consisted primarily from amortization of $46,274, equipment rental of $20,793, insurance of $26,826, consulting and accounting of $17,270, legal fees of $1,073 and payroll and payroll taxes of $209,180. The consulting and accounting services are entirely comprised of accounting of $17,270. We have incurred substantial expenses for the three months ended September 30, 2005, including expenses for payroll, insurance and accounting in the preparation of the second quarter financial statement.

EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         The net loss for the nine months ended September 30, 2005 was $2,907,393 compared to $1,897,739 for the nine months ended September 30, 2004, an increase of 1,009,654, largely attributable to interest expense of $1,580,445 for the intrinsic value of the beneficial conversion features for the outstanding convertible notes and debentures which were triggered upon the Company's common stock being approved for quotation on the Over The Counter Bulletin Board. On October 4, 2005, Voyager One received notification from our market maker, Basic Investors, Inc., that our information statement filed with the National Association of Securities Dealers, Inc. on Form 15c-211 for quotation of our common stock on the Over The Counter Bulletin Board was approved. This event made the beneficial conversion feature of the outstanding convertible notes and debentures a certainty and the additional interest was accounted for as a debit to interest expense. Net cash provided from financing activities for the nine months ended September 30, 2005 was $309,089 compared to $1,595,449 for the nine months ended September 30, 2004.

         Total operating expenses and loss from operations before interest and gain on cancellation of financing fees for the nine months ended September 30, 2005 were $1,337,658 compared to $1,810,231 for the nine months ended September 30, 2004, a decrease of $472,573. The operating expenses consisted primarily from amortization of $174,181, equipment rental of $78,603, insurance of $82,688, consulting and accounting of $98,339, legal fees of $104,103 and payroll and payroll taxes of $680,431. The consulting and accounting services are comprised of the following: accounting of $97,099 and information technology support of $1,240. We have incurred substantial expenses for the nine months ended September 30, 2005, including expenses for payroll, accounting and legal fees in the preparation of the financial statements for the year end of 2004 and the first and second quarter of 2005.

NOTES

         The following table summarizes the nature and amount of all notes payable and convertible debt at September 30, 2005. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                            Annual                                   Principal
               Type                        Interest    Conversion     Maturity       Amount at
Date        Investment      Beneficiary      Rate     Discount Rate     Date       Sept. 30, 2005
---------- --------------   ------------   --------   -------------   --------     --------------
02/01/03   Note Payable     Quest Mfg.          6%        N/A     Due on demand(1)  $ 305,000.00
04/01/04   Conv.Note        Oberman             6%        40%(2)       04/01/07     $  25,000.00
04/22/04   Note Payable     Coan               24%        N/A          09/12/05(3)  $  35,000.00
07/20/04   Note Payable     Webb               24%        N/A          12/31/05(4)  $  25,000.00
08/17/04   Note Payable     Castle Hill         6%        N/A     Due on demand(5)  $  17,627.77
08/17/04   Note Payable     Schmidt            24%        N/A          12/31/05(6)  $  30,000.00
11/03/04   Note Payable     Castle Hill         6%        N/A     Due on demand(1)  $  50,000.00
01/01/05   Conv.Note        Hemmel             12%        25%(7)       12/31/05(8)  $  50,000.00
01/11/05   Conv.Note        Nolan              12%        25%(7)       12/31/05(9)  $  50,000.00
02/01/05   Conv.Note        Prikos             12%        50%(10)      12/31/05(11) $  84,073.97
02/01/05   Note Payable     Castle Hill         6%        N/A     Due on demand(1)  $  25,000.00
03/08/05   Conv.Debenture   Cornell             5%        (12)         03/08/08     $ 150,000.00
03/08/05   Conv.Debenture   Trey Resources      5%        (12)         03/08/08     $ 150,000.00
03/08/05   Conv.Debenture   Cornell             5%        (12)         03/08/08     $  50,000.00
03/08/05   Conv.Debenture   Trey Resources      5%        (12)         03/08/08     $  50,000.00
03/08/05   Conv.Debenture   Cornell             5%        (12)         03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (12)         03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (12)         03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (12)         03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (12)         03/08/08     $  17,386.98
03/08/05   Conv.Debenture   Trey Resources      5%        (12)         03/08/08     $   3,695.21
03/31/05   Conv.Note        A. Byrne           12%        25%(7)       12/31/05(13) $  29,241.10
03/31/05   Conv.Note        P. Byrne           12%        25%(7)       12/31/05(13) $  28,452.05
04/01/05   Note Payable     Castle Hill         6%        N/A     Due on demand(1)  $   1,500.00
05/25/05   Conv.Debenture   Cornell             5%        (12)         05/25/08     $ 350,000.00
07/19/05   Note Payable     Castle Hill         6%        N/A     Due on demand     $  50,000.00
07/28/05   Note Payable     Castle Hill         6%        N/A     Due on demand     $  20,000.00
09/08/05   Note Payable     Castle Hill         6%        N/A     Due on demand     $   4,000.00
09/30/05   Note Payable     Quest(14)           6%        N/A     Due on demand     $ 136,941.37
09/30/05   Note Payable     Francisco Castro(15)0%        N/A     Due on demand     $   2,976.25
09/30/05   Note Payable     Eric Fuhs(16)       0%        N/A     Due on demand     $  47,023.75
09/30/05   Note Payable     John Parham(17)     0%        N/A     Due on demand     $   2,976.25
09/30/05   Note Payable     Cathy Persin(18)    0%        N/A     Due on demand     $  47,023.75
                                                                                   -------------
                                                                      Total        $2,076,959.10
                                                                                   =============

(1) The maturity date of July 31, 2005 was renegotiated to a date anytime on demand after August 9, 2005. No demand has been made as of the date of this filing.

(2) Conversion price is equal to 60% of the average closing bid price of our common stock for the ten trading days immediately preceding the conversion date. The holder has the option to convert after the second anniversary of the note.

(3)      The maturity date of September 12, 2005 was renegotiated to December
         31, 2005.

(4)      The maturity date of May 31, 2005 was renegotiated to December 31,
         2005.

(5) The maturity date of August 9, 2005 was extended to anytime on demand. No demand has been made as of the date of this filing.

(6)      The maturity date of March 31, 2005 was renegotiated to December 31,
         2005.

(7) Conversion price is equal to 75% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days. If Voyager One is not trading on any public market for ninety days then the option to convert is void.

(8)      The maturity date of July 12, 2005 was renegotiated to December 31,
         2005.

(9)      The maturity date of July 10, 2005 was renegotiated to December 31,
         2005.

(10) Conversion price is equal to 50% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days. If Voyager One is not trading on any public market for ninety days then the option to convert is void.

(11)     The maturity date of July 31, 2005 was renegotiated to December 31,
         2005.

(12) Conversion price is equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(13) Principal of $25,000 of the convertible note was converted into 13,334 restricted shares of common stock pursuant to an election to convert effective July 25, 2005.

(14) This issued Short Term Promissory Note represents the principal of $60,000 and unpaid interest to date of $4,793.42 of the Short Term Promissory Note dated June 1, 2004, the unpaid interest to date of $6,009.86 of the Short Term Promissory Note dated July 1, 2004 (the principal amount of $80,000 having been previously assigned), the unpaid interest to date of $1,344.66 of the Short Term Promissory Note dated August 17, 2004 (the principal amount of $20,000 having been previously assigned), and the Short Term Promissory Note dated June 1, 2005 in the principal amount of $60,000 and unpaid interest to date of $4,793.42. The assignments totaling $100,000 of debt owed Quest were to key employees who are to exchange the indebtedness as consideration for payment to exercise options. See footnotes (15)-(18) below.

(15) This issued Short Term Promissory Note is in accordance with an Assignment of the same date from Quest Manufacturing, Inc. to Francisco Castro for a portion of the principal amount, only, of a Short Term Promissory Note issued from Voyager One, Inc. to Quest Manufacturing, Inc. dated August 17, 2004 with a maturity date of August 9, 2005 in the original principal amount of $20,000. Upon payment, the proceeds must be immediately used to exercise, in whole, the option with Voyager One to purchase 11,905 shares of Voyager One's common stock.

(16) This issued Short Term Promissory Note is in accordance with an Assignment of the same date from Quest Manufacturing, Inc. to Eric Fuhs for a portion of the principal amount, only, of a Short Term Promissory
         Note issued from Voyager One, Inc. to Quest Manufacturing, Inc. dated July 1, 2004 with a maturity date of August 9, 2005 in the original principal amount of $80,000. Upon payment, the proceeds must be immediately used to exercise, in whole, the option with Voyager One to purchase 188,095 shares of Voyager One's common stock.

(17) This issued Short Term Promissory Note is in accordance with an Assignment of the same date from Quest Manufacturing, Inc. to John Parham for a portion of the principal amount, only, of a Short Term Promissory Note issued from Voyager One, Inc. to Quest Manufacturing, Inc. dated August 17, 2004 with a maturity date of August 9, 2005 in the original principal amount of $20,000. Upon payment, the proceeds must be immediately used to exercise, in whole, the option with Voyager One to purchase 11,905 shares of Voyager One's common stock.

(18) This issued Short Term Promissory Note is in accordance with an Assignment of the same date from Quest Manufacturing, Inc. to Cathy Persin for a portion ($32,976.25) of the principal amount, only, of a Short Term Promissory Note issued from Voyager One, Inc. to Quest Manufacturing, Inc. dated July 1, 2004 with a maturity date of August 9, 2005 in the original principal amount of $80,000 together with a portion ($14,047.50) of the principal amount, only, of a Short Term Promissory Note issued from Voyager One, Inc. to Quest Manufacturing, Inc. dated August 17, 2004 with a maturity date of August 9, 2005 in the original principal amount of $20,000. Upon payment, the proceeds must be immediately used to exercise, in whole, the option with Voyager One to purchase 188,095 shares of Voyager One's common stock.

FINANCIAL RESOURCES AND LIQUIDITY

         Voyager One is accounted for as a development stage company. We had no revenues for the three months ended September 30, 2005 and 2004. At September 30, 2005, we had current assets of $1,000 and current liabilities of $2,677,960. As a result, we had a working capital deficit of $2,676,960 at September 30, 2005. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities.

         For the nine months ended September 30, 2005, net cash used in operations was ($309,101), net cash used in investing activities was $0.0, and net cash provided by financing activities was $309,089. Net cash used in operations consisted primarily of a net loss of $2,907,393 offset by amortization and depreciation of $182,101, imputed interest of $6,408, issuance of notes payable as payment of accrued interest of $99,205, a deposit of $1,204, accounts payable of $127,234, a decrease as compared to ($156,800) for the comparative period in 2004, accrued liabilities of $587,398, an increase as compared to $227,131 for the comparative period in 2004, and accrued interest of $14,298 a decrease as compared to $45,817 for the comparative period in 2004. The net loss was largely attributable to interest expense of $1,580,445 for the intrinsic value of the beneficial conversion features for the outstanding convertible notes and debentures which were triggered upon the Company's common stock being approved for quotation on the Over The Counter Bulletin Board. On October 4, 2005, Voyager One received notification from our market maker, Basic Investors, Inc., that our information statement filed with the National Association of Securities Dealers, Inc. on Form 15c-211 for quotation of our common stock on the Over The Counter Bulletin Board was approved. This event made the beneficial conversion feature of the outstanding convertible notes and debentures a certainty and the additional interest was accounted for as a debit to interest expense. Net cash used in investing activities was 0.0. Net cash provided by financing activities consisted of the issuance of notes payable totaling $548,133 which was offset by payments on note payables of $67,000 and a cancellation of a debt of $172,044. The termination of the Standby Equity Distribution Agreement and related three-year convertible debentures issued to Cornell Capital and Newbridge Securities in the amounts of $740,000 and $10,000, respectively, (see discussion below) resulted in a $172,044 gain related to previous amortization of the deferred financing costs and the imputed interest recognition.

         Voyager One's primary need for cash during the next 12 months is to satisfy current liabilities of $2,677,960, as well as to support Voyager One's current operations. We have relied exclusively on external financing to fund our operations and cover our up-front costs.

         In May 2004, Voyager One entered into a Securities Purchase Agreement which was amended in August 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of our 5% secured convertible debentures. Cornell Capital has received a one-time structuring fee of $10,000 and will receive a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been and will continue to be paid proportionately in cash upon receipt of each distribution of proceeds. To date, Voyager One has received gross proceeds of $1,000,000. The proceeds were used to retire a note payable and for payroll and corporate obligations. The remaining proceeds will be used for corporate obligations and to pay the 10% commitment fee. Voyager One issued to Cornell Capital three-year debentures on May 21, 2005 for $300,000, May 21, 2004 for $100,000, August 26, 2004 for $125,000 and

November 22, 2004 for $125,000. On December 15, 2004, Cornell Capital assigned one-half of the convertible debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc. pursuant to a written agreement. On March 8, 2005, Voyager One consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, Voyager One issued new debentures to Cornell Capital and Trey Resources, Inc., each, in the amounts of $150,000, $50,000, $62,500 and $62,500 in accordance with the assignment. Voyager One also issued additional 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,386.98 and Trey Resources in the amount of $3,695.21 which represent all interest earned pro rata on the original four debentures up to termination. The maturity date of the debentures is three years from the date of issuance. The balance of the proceeds, $100,000, will be paid by Cornell Capital within five business days of Voyager One's common stock being approved for quotation on the Over The Counter Bulletin Board.

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

         On October 4, 2005, Voyager One received notification from its market maker, Basic Investors, Inc., that its information statement which was filed with the National Association of Securities Dealers, Inc. on Form 15c-211 for quotation of its common stock on the Over The Counter Bulletin Board was approved. The trading symbol assigned to Voyager One, Inc. is "VYGO." On the fifth business day thereafter, October 11, 2005, Cornell Capital purchased the $100,000 three year convertible debenture in accordance with the securities purchase agreement.

         Our current cash assets at September 30, 2005 were $1,000. We raised $74,000 from an officer and director through loans in the third quarter of 2005. We anticipate raising a minimum of $325,000 within the next ninety days and will continue to seek external financing sources to sustain our business plan. Of this amount, approximately $79,000 will come from officers and directors, $48,000 from the sale of equipment, $100,000 from the sale of a convertible debenture to Cornell Capital pursuant to the securities purchase agreement and the remainder from debt financing arrangements with third parties. Upon our receipt of these funds, we expect fiscal restraints should ease, and we should be able to procure the components and services for our prototype custom board design in furtherance of our business plan.

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

         If we receive additional working capital, we plan to significantly increase our assets in the form of equipment and inventory to execute our business plan.

EXPECTED PURCHASE OF SIGNIFICANT EQUIPMENT

         If sufficient capital is obtained, we plan to purchase significant capital items through 2007. We will adjust these to meet the available cash flow of operations. These purchases will be depreciated accordingly and are broken down into the following categories:

a) Furniture: Plan is for general office type furnishing, desks, chairs, etc.

                4th quarter 2005          $0
         1st & 2nd quarters 2006     $10,000
         3rd & 4th quarters 2006     $22,000
         1st & 2nd quarters 2007     $12,000
         3rd & 4th quarters 2007     $12,000


b) Office equipment: Includes items such as computers, fax, copiers and printers.

                4th quarter 2005          $0
         1st & 2nd quarters 2006      $5,000
         3rd & 4th quarters 2006     $22,000
         1st & 2nd quarters 2007     $12,000
         3rd & 4th quarters 2007     $12,000

c) Software: Specialized software for accounting, product development, inventory, image processor source code, etc.

                4th quarter 2005    $115,000
         1st & 2nd quarters 2006    $115,000
         3rd & 4th quarters 2006     $60,000
         1st & 2nd quarters 2007     $15,000
         3rd & 4th quarters 2007     $15,000

d) Lab & Test Equipment: Includes oscilloscopes, vision system, imager test stations, microscopes, circuit test stations and final product test stations, Etc.

               4th  quarter 2005    $100,000
         1st & 2nd quarters 2006    $150,000
         3rd & 4th quarters 2006    $100,000
         1st & 2nd quarters 2007    $100,000
         3rd & 4th quarters 2007    $100,000

e) Fabrication Equipment: Includes imager packaging fixtures, assembly equipment, epoxy dispensing equipment, ovens, etc.

               4th quarter  2005          $0
         1st & 2nd quarters 2006    $500,000
         3rd & 4th quarters 2006    $550,000
         1st & 2nd quarters 2007    $100,000
         3rd & 4th quarters 2007    $300,000

f) Imager Design & Tooling: Includes design of pixels, imager and photo tooling masks to produce CMOS imagers and related semiconductors.

               4th quarter  2005          $0
         1st & 2nd quarters 2006    $500,000
         3rd & 4th quarters 2006          $0
         1st & 2nd quarters 2007    $150,000
         3rd & 4th quarters 2007          $0

g) Production Tooling: Includes plastic injection molding molds, metal stamping dies, circuit board dies, die cut dies, etc.

                4th quarter 2005    $200,000
         1st & 2nd quarters 2006    $800,000
         3rd & 4th quarters 2006    $300,000
         1st & 2nd quarters 2007    $100,000
         3rd & 4th quarters 2007    $100,000

NUMBER OF EMPLOYEES

         As of September 30, 2005, we had five full-time employees, and two part-time employees. Four are in Administration & Operations and three are in Product Development. None of our employees are represented by a labor organization and we are not party to any collective bargaining agreements. Additional resources needed in the next six months will be outsourced.

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

         Voyager One has also retained the services of Knobbe, Martens, Olson & Bear, LLP, a renown intellectual property law firm, to maintain our current intellectual property rights relating to our EFS. They have followed an aggressive strategy of protecting our current intellectual property rights. Voyager One also intends to aggressively protect intellectual property created through our ongoing development efforts.

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

INTELLECTUAL PROPERTY TRADEMARKS

         We have one registered and four pending United States trademarks and four registered foreign trademarks. The registered trademark is a stylized (e).

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

         The timelines below show the anticipated interim milestones for the current three products and the costs in achieving the milestones. The costs consist of engineering salaries, related travel and entertainment, professional fees, prototypes, lab and test equipment, imager expenses, fabrication equipment, tooling and software which are also included in items c) through g) of the table of expected purchase of significant equipment on page 7. The aggregate cost of significant capital items attributable to the EFS-4 total $2,100,000 and are reflected in that table in items c) through e) and g) through the 3rd quarter of 2006. The $500,000 imager cost indicated in item f) for the first and second quarters of 2006 is attributable to the EFS-10. The EFS-4 capital item costs are also included in the second table below. The following timelines may be altered depending on technical or business issues that may occur to alter goals and priorities.

     ---------------- ----------------------- ----------------------- -------------------- ------------------
     Product           Product Requirements        Engineering            System Test        Manufacturing
                                                   Development
     ---------------- ----------------------- ----------------------- -------------------- ------------------
     EFS-4                  Complete                4Q 2005                 1Q 2006             2Q 2006
     ---------------- ----------------------- ----------------------- -------------------- ------------------
     EFS-10                 2Q 2006                 3Q 2006                 4Q 2006             1Q 2007
     ---------------- ----------------------- ----------------------- -------------------- ------------------
     EFS-18                 4Q 2006                 1Q 2007                 2Q 2007             3Q 2007
     ---------------- ----------------------- ----------------------- -------------------- ------------------

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

     -------------------- ---------------- --------------- --------------- ---------------- -----------------
     Product                  4Q 2005          1H 2006        2H 2006          1H 2007           2H 2007
     -------------------- ---------------- --------------- --------------- ---------------- -----------------
     EFS-4                     $600,000      $1,600,000      $1,000,000
     -------------------- ---------------- --------------- --------------- ---------------- -----------------
     EFS-10                                    $500,000        $800,000       $1,700,000
     -------------------- ---------------- --------------- --------------- ---------------- -----------------
     EFS-18                                                          $0         $600,000        $1,700,000
     -------------------- ---------------- --------------- --------------- ---------------- -----------------
     Total                                   $2,000,000      $2,600,000       $2,300,000        $1,700,000
     ==================== ================ =============== =============== ================ =================

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

         We intend to initially sell quantities of our products directly over the internet through our website, www.side.com. We expect to launch the e-commerce site in the first half of 2006. Benefits of an internet launch include the ability to serve customers worldwide, retain value in margin capture, and avoid widespread, expensive, inventory stocking.

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

WEBSITE

         We intend to launch, in the first half of 2006, a full-featured website located at www.side.com which would contain product information, company background data, industry links, etc. We believe that the website will be a critical component to Voyager One's sales and distribution strategy. It will serve as (i) the electronic marketplace for our first products, and (ii) a digital imaging portal site and virtual EFS community center for early adopters. The website is currently hosted by NTX, a company that provides high quality web hosting, development, and connectivity services, and that has direct experience providing development services and hosting e-commerce.

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

Item 3.  Controls and Procedures.

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of stockholders in the third quarter of 2005.

Item 5.  Other Information.

         None.

Item 6.

(a)      Exhibits.


------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
------------------ ---------------------------------------------------------------- ------------------------------------------------
4.1                Extensions dated December 31, 2004, March 23, 2005 and            Previously filed in Form 10-QSB with the
                   August 9, 2005 of an obligation between Quest Manufacturing,      Securities and Exchange Commission on
                   Inc. and Voyager One for $305,000 as evidenced by paragraph       August 15, 2005
                   5(b)(2) of the Asset Purchase Agreement (previously filed)
                   dated February 1, 2003
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.2                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $17,627.77 dated August 17, 2004 as
                   extended on November 1, 2004, March 1, 2005 and
                   August 9, 2005.
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.3                Short Term Promissory Note between Castle Hill Advisory Group     Previously filed in Form 10-QSB with the
                   and Voyager One for $50,000 dated November 3, 2004 as             Securities and Exchange Commission on
                   extended, on January 4, 2005, March 24, 2005 and                  August 15, 2005
                   July 31, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.4                Short Term Promissory Note between Castle Hill Advisory Group     Previously filed in Form 10-QSB with the
                   and Voyager One for $25,000 dated February 1, 2005 as             Securities and Exchange Commission on
                   extended on March 27, 2005 and July 31, 2005                      August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.5                Short Term Promissory Note between Castle Hill Advisory Group     Previously filed in Form 10-QSB with the
                   and Voyager One for $1,500 dated April 1, 2005 as extended on     Securities and Exchange Commission on
                   July 31, 2005                                                     August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.6                Short Term Promissory Note between Castle Hill Advisory Group     Previously filed in Form 10-QSB with the
                   and Voyager One for $50,000 dated July 19, 2005                   Securities and Exchange Commission on
                                                                                     August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.7                Form of Notice of Conversion Right and Election of Conversion     Previously filed in Form 10-QSB with the
                   Right effective July 25, 2005                                     Securities and Exchange Commission on
                                                                                     August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.8                Short Term Promissory Note between Castle Hill Advisory Group     Previously filed in Form 10-QSB with the
                   and Voyager One for $20,000 dated July 28, 2005                   Securities and Exchange Commission on
                                                                                     August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.9                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $4,000 dated September 8, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.10               Short Term Promissory Note between Quest Manufacturing, Inc.      Provided herewith
                   and Voyager One for $136,941.37 dated September 30, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.11               Short Term Promissory Note between Quest Manufacturing, Inc.      Provided herewith
                   and Voyager One for $25,000 dated October 3, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------





------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
4.12               Short Term Promissory Note between Quest Manufacturing, Inc.      Provided herewith
                   and Voyager One for $25,000 dated October 7, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.13               Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $12,000 dated October 13, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.14               Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $6,000 dated October 20, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.15               Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $2,000 dated October 26, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.16               Short Term Promissory Note between Quest Manufacturing, Inc.      Provided herewith
                   and Voyager One for $9,000 dated November 3, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.1               Asset Purchase Agreement between Quest Manufacturing, Inc.        Provided herewith
                   and Voyager One, Inc. dated October 19, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.1               Certification of Chief Financial Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.2               Certification of Chief Executive Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------
32                 Certification of Chief Executive Officer and Chief Financial      Provided herewith
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------

(b)      Reports on 8-K during the quarter.

         No reports on Form 8-K were filed during the third quarter of 2005.

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Voyager One, Inc.

                              By /s/ John Lichter
                                 --------------------------------------------
                                 John Lichter, Chief Executive Officer
                                 Date: 11/21/05

                              By /s/ Sebastien C. DuFort
                                 --------------------------------------------
                                 Sebastien C. DuFort, President and Acting Chief Financial Officer
                                 Date: 11/21/05

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By /s/ John Lichter
                                 --------------------------------------------
                                 John Lichter, Chief Executive Officer and
                                 Director
                                 Date: 11/21/05

                              By /s/ Sebastien C. DuFort
                                 --------------------------------------------
                                 Sebastien C. DuFort, President and Acting Chief Financial Officer And Director
                                 Date: 11/21/05