Form 10KSB
period 2005-12-31
VOYAGER ONE INC
filed 2006-04-14
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2005

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           Commission File No. 0-32737

                                Voyager One, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-049002272
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

16 East Hinsdale Avenue,     Hinsdale, IL                      60521
---------------------------------------------------------     --------
     Address of principal executive office                    Zip Code

Issuer's telephone number: (630) 325-7130
                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for Fiscal Year ended December 31, 2005 were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 29, 2006 was approximately $794,547.


As of March 29, 2006, there were 22,383,515 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.

Item 1.  Description of Business                                             1

Item 2.  Description of Property                                             7

Item 3.  Legal Proceedings                                                   7

Item 4.  Submission of Matters to a Vote of Security Holders                 7

PART II.

Item 5.  Market for Company's Common Equity and Related Stockholder Matters  8

Item 6.  Management's Discussion and Analysis or Plan of Operation           12

Item 7.  Financial Statements                                                F-2

PART III.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                22

Item 8A. Controls and Procedures                                             22

Item 8B. Other Information                                                   22

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                   23

Item 10. Executive Compensation                                              24

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     26

Item 12. Certain Relationships and Related Transactions                      27

Item 13. Exhibits                                                            33

Item 14. Principal Accountant Fees and Services                              38

SIGNATURES                                                                   39

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

CHANGE OF CONTROL

         In February, 2004, Voyager One acquired Silicon Film Technologies, Inc., ("Silicon Film"), an Illinois corporation, in exchange for 8,597,400 newly issued restricted shares of common stock of Voyager One and 625,000 newly issued shares of Series A preferred stock. This share exchange transaction effected a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, pursuant to the Agreement and Plan of Reorganization by and between the companies. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film rather than an acquisition by the company. As a condition of the closing of the share exchange transaction, certain stockholders of Voyager One cancelled a total of 1,298,400 shares of common stock. Every eight shares of Silicon Film's Class A common stock have been exchanged for one share of Voyager One's common stock and every eight shares of Silicon Film's Class B common stock have been exchanged for one share of Voyager One's Series A preferred stock (based on the total issuance of 8,597,400 Voyager One's shares of common stock.) Each share of newly issued Series A preferred stock is entitled to one hundred votes per share. Immediately after the consummation of the transaction, there were 9,375,000 shares of common stock outstanding and 625,000 shares of Series A preferred stock outstanding and Voyager One owned 100% of the capital stock of Silicon Film making it a wholly-owned subsidiary.

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

         Pursuant to the Agreement, the officers and Board of Directors of Voyager One resigned. Patricia Heller resigned as Secretary and Director in January, 2004 and Gerry Martin, the President, Treasurer and Director, resigned upon the closing of the share exchange transaction. They were replaced with John Lichter, as Chief Executive Officer and acting Secretary and Sebastien DuFort, as President and acting Chief Financial Officer.

PRINCIPAL PLACE OF BUSINESS

         Voyager One's corporate offices are located at 16 East Hinsdale Avenue, Hinsdale, Illinois 60521; telephone (630)325-7130.

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

         We believe our approach is novel in that our product design accommodates virtually all 35mm camera bodies by utilizing simple adjustments by the user. Our product consists of two major components, the module and the imaging sensor cartridge. The module attaches to the bottom of virtually all cameras using the standard tripod mounting thread. The module is expected to be adaptable to fit centered on virtually any camera body through the use of mechanisms to lock it in position. The imaging sensor cartridge, instead of film, is inserted in the film cavity inside the camera body. The image sensor cartridge will meet the cross section of minimum sizes of virtually all camera bodies so that one cartridge size can be used. A cable attached to the cartridge is routed through the seam inbetween the camera door and the camera body. The cable will also be easily adjustable by the owner to allow for the locking mechanism in the door seam resulting from minor variations in camera design. The user connects this cable to the module with a connector attached to the cable. Removing the imaging sensor cartridge from the camera will return it to a conventional film camera. The imaging sensor cartridge can be stored in the module when not in use in the camera body. Voyager One believes that its electronic film system ("EFS") and other products will be utilized among users desiring the functionality of both conventional and digital photography.

         Voyager One's growth is expected to be driven by the growth of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture, robust marketing and manufacturing strategies, and a talented management team.

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

         Some photographers prefer the use of film because they believe it provides a higher quality image and allows them to use equipment that they are accustomed to using including expensive lenses. However, based on the marketing and development of the first generation product, the "EFS-1," we think many of them also desire to augment their film shooting with digital imaging as a convenient option at a competitive cost without forcing them to give up the use of their cameras, lenses, and photo accessories which they are accustomed to using and for which they may have expended great expense. Also, our Silicon Film product line may now see new interest and vitality since a number of 35mm film manufacturers have recently announced the discontinuation of film manufacture. This may present a new dynamic in the marketplace for the film camera owners who eventually may not have any alternative for their film-based equipment but to leave it in storage.

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

         Notwithstanding our auditor's expression of doubt about our ability to operate as a going concern (see "Going Concern," below), as well as the fact that we have no current revenues and 4.1 million dollars in liabilities, we believe we will continue to operate and that our products will be marketable. Since fiscal restraints have resulted in the reduction in our staff to three full-time employees in administration and operations and since substantial additional capital is needed to pursue in-house development of our products, we have expanded our business plan to include alternate options including the commercialization and/or licensing of Silicon Film's core technologies in the marketplace and the outsourcing of research and development. Voyager One is in negotiations with Douglas Howe, the former Chief Marketing Officer of our predecessor, to explore and/or pursue these alternate opportunities. Voyager One entered into a letter of understanding with Mr. Howe on February 23, 2006 which expires on April 30, 2006 in furtherance of these actions. Under the terms of the letter, Mr. Howe is an independent contractor and is to explore the potential for these alternate business options and to provide consulting services to optimize future productivity.

         We are also exploring other opportunities for additional acquisitions that will compliment our present structure and improve our overall financial performance.

PRODUCT AND DEVELOPMENT OVERVIEW

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

         In the last two fiscal years, we spent $153,969 on product development. In May 2004, the first prototype was developed of the four mega-pixel version of the EFS. This prototype, which was functional but was not built to a commercially feasible form or size, was developed primarily as a demonstration device and to be used as a hardware and software development platform. This platform has allowed our engineers to prototype a new circuit for improving the electronic system needed to develop the new generation product. The detailed electrical circuit schematics and mechanical design specifications are near completion. Because of corporate fiscal restraints, procurement of the testing prototype has been delayed due to costs associated with the purchase of components and services for custom board design. Once these restraints have been eased, we initially plan to outsource engineering services to start the prototype testing.

         While we only have a prototype of the product we intend to commercialize, we expect that growth is feasible based on the marketing and research and development which began with the first generation product of our electronic film system, the "EFS-1", and will continue with our prototype for the second generation, the "EFS-4." The EFS-1 was the winner of the Photo Marketing Association-DIMA section's "Innovative Digital Product Award" in 2001. The EFS-1 was also featured in numerous magazines and at trade shows. The feedback from photographers was positive. We believe recognition of our technology and continuing improvements support our expectations of growth. We also believe that the potential licensing of our technology can provide an alternate direction of growth should the opportunity present itself.

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

         The non-cash assets acquired in this transaction included plastic tooling, molds, metal tooling, software, intellectual property and licensing agreements. The only liability assumed was a payment of approximately $76,000 due Knobbe, Martens, Olson & Bear, LLP, ("KMOB") our predecessor's patent attorneys. The non-cash assets of the bankrupt California company were purchased and the account payable was assumed by Quest Manufacturing, Inc. on February 2, 2002 through a bankruptcy court order. Pursuant to the Asset Purchase Agreement, Quest Manufacturing, Inc. received 15,365,000 shares of Class A Common Stock of Silicon Film Technologies, Inc. valued at $768,250 or $0.05 per share and was to be paid the sum of $70,000 by June 30, 2003 and the sum of $320,000 by December 31, 2004. The unpaid balance accrued interest at the rate of 6% per annum. On December 31, 2005, the unpaid principal balance of $305,000 and accrued interest of $45,500 was consolidated with outstanding notes due Quest Manufacturing into one promissory note that matures on December 31, 2008 with a principal amount of $427,767.77 and interest payable monthly at the prime rate established on the first business day of each month on the outstanding principal balance for each respective month until maturity.

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

INTELLECTUAL PROPERTY PATENTS

         As of December 31, 2005, Voyager One had five issued United States patents and one issued and one pending foreign patents applying to the EFS and generally related to attributes of the EFS. Voyager One owns all rights, title and interest in the technology and intellectual property which is the subject of the royalty bearing amended licensing agreement and assignment with Itzchak Sapir, an unaffiliated third party.

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

     An image sensor package with image plane references-#6147389:
          Filed: July 27, 1999,
          Issued: November 14, 2000,
          Expires: July 27, 2019

     System and method for operating an electronic film camera-#6370339:
          Filed: November 12, 1999,
          Issued: April 9, 2002,
          Expires: November 12, 2019

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

INTELLECTUAL PROPERTY TRADEMARKS

         We have one registered United States trademark for the stylized (e) and four registered foreign trademarks for the stylized (E) mark in Mexico and the "Silicon Film" mark in Australia, New Zealand and Switzerland.

INTELLECTUAL PROPERTY DOMAIN NAMES

         We have 2 registered domain names: www.siliconfilm.com, expiring in 2012, and www.side.com, expiring in 2008.

INTELLECTUAL PROPERTY LICENSING ARRANGEMENTS

         We are obligated, pursuant to a licensing agreement with Itzchak Sapir and amendment thereto, to pay royalties on all planned products which incorporate our electronic film system. Accessories such as batteries and cables do not have royalties attached to them. Once we commercialize our product, we expect to pay royalties under the licensing arrangement with Sapir, who assigned all of his rights, title and interest in the intellectual property underlying our EFS. If we sell products incorporating the patented technology, we would pay Sapir a royalty equal to 1.5% of the gross sales price of such products we sell to third parties. For this purpose, gross sales price means the price actually charged to the purchasers of these products minus excise and sales taxes, import duties and separately invoiced shipping charges and adjusted for actual returns.

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

         Other disadvantages include incompatible hardware, inconsistent storage formats, and incompatible connectivity cords, cables, and file transfer methods. A recent US NEWS AND WORLD REPORT article concluded that "consumer digital cameras simply don't deliver the quality or flexibility users have come to expect from film cameras." + Similarities with our EFS include the use of memory cards in order to shoot more than one set of images and the necessity of purchasing a new system in order to upgrade a camera's image resolution. Also, like our EFS, many digital SLR cameras have a field of vision multiplier greater than one. The field of vision multiplier is the magnification of the image. Film is valued at one. Since our sensor is thicker than film and must be placed in the film compartment, our imaging sensor must be smaller than a single frame of 35mm film thereby making our field of vision multiplier equal to 1.3. A field of vision multiplier greater than one can be considered a disadvantage to film purists because image size is not identical to film. While there are some digital SLR cameras with multipliers of one most equal our value of 1.3 or greater. However, the field of vision multiplier can also be considered an advantage to those who want more pseudo-magnification performance from their lenses. Since the imaging area is smaller than film, the image captured must be made larger to print the same size photo. This in effect "zooms" in the image by the filed of vision multiplier.

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

Item 2.  Description of Property.
         ------------------------

         Voyager One did not own any real property in fiscal 2005. Prior to the reorganization with Silicon Film in February, 2004, Voyager One utilized the office space of Gerry Martin, the Company's then majority stockholder, officer and director, pursuant to an oral agreement at no charge to the Company. The office was located at 2102 Business Center Drive, Suite #130, Irvine, California 92612. After the reorganization through October 31, 2005, the Company leased it's principal executive offices which were located at 859 West End Court, Suite I, Vernon Hills, Illinois 60061. The lease required monthly payments of $4,200 plus taxes and operating expenses which increased the monthly payments to $5,769.50. The lease expired on September 30, 2005. On November 1, 2005, Voyager One moved its executive offices to 16 East Hinsdale Avenue, Hinsdale, Illinois 60521. The current sublease requires monthly payments of $1,200 plus our pro rata share of electricity, gas and maintenance. The lease expires on October 31, 2006. We paid an additional $500 to secure rental of this space. Total rent expense under these agreements was $68,055 for the year ended December 31, 2004 and $60,791.48 for the year ended December 31, 2005.

         We believe that our offices should be adequate to meet our needs in the near future. In the event that our business expands, we believe we will have an ability to expand our offices.

         In March, 2004, Voyager One entered into various subleases for computer and related equipment with Quest Manufacturing, Inc. which required two upfront payments totaling $6,931.38 and monthly payments totaling $6,139 through October, 2005 after which the monthly payments decreased to $5,791.79 upon the expiration of one sublease. All of these subleases were structured as pure "pass through" leasing arrangements and were on pricing terms that are identical to Quest Manufacturing's pricing under the master leases. The three remaining subleases were terminated effective December 1, 2005 pursuant to a termination agreement. The outstanding balance on the three subleases through November 30, 2005 of $42,623.93 was converted into a note due Quest Manufacturing with simple interest at 6% annually which becomes due on demand. Pursuant to the agreement, all further payments under the subleases were terminated. Quest agreed to allow Silicon Film and Voyager One the use of specified equipment through the original expiration dates of the subleases for the specified equipment except if Quest must, under the terms of the master leases, return the specified equipment for failure to comply with their terms. The remaining equipment under the subleases was returned to Quest Manufacturing. Total expense under the subleases for 2005 was $67,179 of which 24,554.76 was paid.

         We have not invested in any real property at this time nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.
         ------------------

         We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matter was submitted to a vote of stockholders in the fourth quarter of fiscal 2005.

                                    PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.
         -------------------------------------------------------------------


MARKET INFORMATION

         On October 4, 2005, Voyager One, Inc. received notification from our market maker, Basic Investors, Inc., that our information statement which was filed with the National Association of Securities Dealers, Inc. ("NASD")on
Form 15c-211 for quotation of our common stock on the Over-the-Counter Bulletin Board ("OTC Bulletin Board) was approved. Our common stock is listed on the OTC Bulletin Board under the trading symbol "VYGO.OB". The first trade was executed on December 14, 2005. The following table sets forth, for the periods indicated, the range of high and low bid quotations for shares of our common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2005                                High Bid    Low Bid

Fourth Quarter                        .75         .25

CAPITAL STOCK

         The authorized capital stock of Voyager One consists of 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2005 and March 29, 2006 there were 15,170,544 and 23,383,515 shares, respectively, of common stock outstanding and 1,000,000 and 1,000,000 shares, respectively, of Series A preferred stock outstanding. The following description is a summary of the capital stock of Voyager One and contains the material terms of the capital stock. Additional information can be found in Voyager One's Articles of Incorporation and Bylaws.

         COMMON STOCK. As of March 29, 2006, there were approximately 92 stockholders of record of our common stock. There are additional stockholders whose shares are held in street name. Each share of common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, stockholders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors. Stockholders have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions related to the common stock. In the event of liquidation, dissolution or winding up of Voyager One, stockholders are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

EXCHANGE OF VOYAGER ONE'S COMMON AND PREFERRED STOCK

         In February 2004, under an Agreement and Plan of Reorganization between Voyager One and Silicon Film, Voyager One instructed its transfer Agent to issue an aggregate of 8,597,400 "restricted" shares of its common stock and 625,000 "restricted" shares of its Series A preferred stock to Silicon Film's stockholders on a PRO RATA basis and caused such shares to be delivered to Silicon Film. Each eight shares of Silicon Film's Class A common stock was exchanged for one share of Voyager One's common stock, and each eight shares of Silicon Film's Class B common stock was exchanged for one share of Voyager One's Series A preferred stock. In April 2004, Voyager One effected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock. The shares of common stock and Series A preferred stock referred to in this paragraph are stated on a pre-stock split basis.

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

SHARES REGISTERED PURSUANT TO REGISTRATION STATEMENT

         On May 11, 2005, Voyager One, Inc. received notification from the Securities and Exchange Commission that our registration statement on Form SB-2 originally filed March 31, 2005, as amended, was declared effective. Our registration statement registers for resale 1,690,560 shares of our common stock held by the selling security holders named in the registration statement. 440,000 of those shares were registered, each, for Cornell Capital and Trey Resources, Inc. Voyager One will not receive any proceeds from the sale of shares under the registration statement.

CONVERTIBLE DEBENTURES ISSUED IN CONNECTION WITH SECURITIES PURCHASE AGREEMENT

         In 2004, Voyager One, issued four, three-year, 5% convertible debentures totaling $650,000 to Cornell Capital Partners, LP ("Cornell Capital") pursuant to the Securities Purchase Agreement dated May 10, 2004. On March 8, 2005, Voyager One consented to the assignment executed on December 15, 2004 by Cornell Capital to Trey Resources, Inc.("Trey Resources"), a Delaware corporation, of one-half or $325,000 of the convertible debentures plus accrued but unpaid interest on a pro rata basis. In accordance with the assignment, Cornell Capital terminated the original debentures issued on May 21, 2004 for $300,000 and $100,000, August 26, 2004 for $125,000 and November 22, 2004 for
$125,000. Concurrently, Voyager One issued four debentures to Cornell Capital and Trey Resources, each, in the amounts of $150,000, $50,000, $62,500 and $62,500. On March 8, 2005, Voyager One also issued an additional debenture to Cornell Capital in the amount of $17,386.98 and Trey Resources in the amount of $3,695.21 which represents earned but unpaid interest on the original four debentures up to termination. Except as indicated above, the terms of the newly issued debentures were identical to those of the originals.

         On May 25, 2005 and October 11, 2005, Voyager One issued the last two 5% convertible debentures under the securities purchase agreement in the amounts of $350,000 and $100,000, respectively.

         The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. These debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of our outstanding common stock, except upon an event of default. At maturity, Voyager One has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i)150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Prior to maturity, Voyager One has the option to redeem a portion or all of the outstanding debentures at a price of 150% of the amount redeemed plus accrued interest. If the debentures are redeemed, Voyager One will issue to the holder a warrant to purchase 50,000 shares of common stock for every $100,000 redeemed. The warrant is exercisable on a cash basis at an exercise price equal to 150% of the lowest initial bid price of our common stock as submitted by a market maker and approved by the NASD. The convertible debentures are secured by all of Voyager One's assets.

         On December 20, 2005, Voyager One issued 160,000 shares of unrestricted common stock to Cornell Capital upon conversion of $20,000 of the debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.125 per share. On February 8, 2006, Voyager One issued an additional 280,000 shares of unrestricted shares of common stock at $0.0125 upon conversion of $3,500 of the same debenture. The conversion price was based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

         On February 8, 2006, Voyager One issued 440,000 shares of unrestricted shares of common stock to Trey Resources, Inc. upon conversion of $5,500 of the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

OPTIONS

         As of December 31, 2005, we had 400,000 outstanding options held by one current and three former employees with an exercise price of $0.25 and an expiration date in 2009. On January 12, 2006, all of these options were exercised.

WARRANTS

         As of December 31, 2005, we had an outstanding warrant to purchase 666,666 shares of our common stock. Such warrants have an exercise price of $0.25 per share. The warrants expire on January 15, 2010. As of March 29, 2006, these warrants have not been exercised. See "related party transactions" below.

CONVERTIBLE UNSECURED NOTE OBERMAN

         In April, 2004, Voyager One issued a 6%, $25,000 note to Oberman with a maturity date of April 1, 2007 convertible after the second year into the common stock of Voyager One at a 40% discount to the average closing bid price for the ten trading days preceding the conversion date. Voyager One may, at any time prior to maturity, redeem the note, in whole or in part at 110% of the face value of the original principal amount plus accrued interest until the redemption date if redeemed within the first year. An additional 10% is added to the redemption price for each year thereafter.

CONVERTIBLE UNSECURED NOTE LAKE

         On June 1, 2005, Voyager One renegotiated with Lake a 12% note payable with a principal amount of $200,000 into an unsecured subordinated convertible note payable for $224,000 with an interest rate of 12% due on November 28, 2005. The note is convertible into common stock after Voyager One has been listed on a public market for 90 days at a 25% discount to the average closing bid price for the thirty trading days immediately preceding the conversion date. Voyager One had the option, prior to maturity, to redeem the note in whole or in part at 110% of the face value of the original principal amount plus accrued interest until the redemption date upon a five day written notice to allow the note holder the option to convert.

         Prior to our stock being traded on the OTC Bulletin Board, we offered Lake the right to convert his note at a 92.4% conversion rate based on a price of $2.50 per share. On July 25, 2005, pursuant to this right, Lake converted all of the outstanding principal and accrued interest of $228,050.41 into 98,766 shares of restricted common stock at a conversion price of $2.309 per share. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

CONVERTIBLE UNSECURED NOTES HEMMEL, JASSY, MATZ, NOLAN AND O'KEEFE

         From December, 2004 to January 2005, Voyager One issued five 12% notes totaling $274,377.75 to Hemmel, Jassy, Matz, Nolan and O'Keefe convertible into Voyager One's common stock after it has been listed on a public market for ninety days at 75% of the average closing bid price for the thirty trading days immediately preceding the conversion date. The principal and any unpaid accrued interest were due between June 15, 2005 and July 12, 2005, depending on the note. Voyager One had the option, prior to maturity, to redeem these notes in whole or in part at 110% of the face value of the original principal amount plus accrued interest until the redemption date. Voyager One had to give a five day written notice of redemption to allow the note holders the option to convert the note into common stock.

         Prior to our stock being traded on the OTC Bulletin Board, we offered these shareholders the right to convert their notes at a 75% conversion rate based on a price of $2.50 per share. On July 25, 2005, pursuant to this right, Jassy, Matz and O'Keefe elected to convert all of the outstanding principal and accrued interest of their notes totaling $186,166.62 into 99,290 shares of restricted common stock of Voyager One at a conversion price of $1.875 per share. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. On December 31, 2005, Hemmel and Nolan extended the maturity dates of their notes to June 30, 2006 and April 30, 2006, respectively.

CONVERTIBLE UNSECURED NOTES BYRNE, CULBERTSON, DIDONATO, JASSY, LAMB, MCGRAIN AND PRIKOS

         In January and February of 2004, Silicon Film Technologies, Inc. issued seven 12% convertible notes totaling $275,000.00 to Anna and Patrick Byrne, Culbertson, Didanato, Jassy, Lamb, McGrain and Prikos. The principal and interest payments totaling $303,709.60 were due on February 1, 2005 at which time the note holder had the option to convert all or part of the amount due into the common stock of Silicon Film at 50% of the going price of the stock at close of business on January 31, 2005. These notes were renegotiated and replaced on February 1, 2005 with 12% notes totaling $303,709.60 convertible into Voyager One's common stock after it has been listed on a public market for ninety days at 50% of the average closing bid price for the thirty trading days immediately preceding the conversion date. The principal together with any unpaid accrued interest was due on July 31, 2005. Voyager One had the option, prior to maturity, to redeem these notes in whole or in part at 110% of the face value of the original principal amount plus accrued interest until the redemption date. Voyager One had to give a five day written notice of redemption to allow the note holders the option to convert the note into common stock.

         Prior to our stock being traded on the Over-the-Counter Bulletin Board, we offered these note holders the right to convert the outstanding principal and accrued interest at a 50% conversion rate based on a price of $2.50 per share. On July 25, 2005, pursuant to this right, Anna and Patrick Byrne, Culbertson, Didonato, Jassy, Lamb and McGrain elected to convert outstanding principal and accrued interest totaling $202,869.84 into 162,298 shares of restricted common stock at $1.25 per share. On January 12, 2006, we made another offer to Prikos based on the closing bid price of $0.25 per share on that date, and pursuant to this right, Prikos converted $93,637.67 into 749,102 shares of restricted common shares at $0.125 per share. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


CONVERTIBLE UNSECURED NOTES ANNA BYRNE AND PATRICK BYRNE.

         On March 31, 2005, Voyager One issued a 12%, $54,241.10 convertible note to Anna Byrne as a result of a renegotiated 24% promissory note with a principal amount of $50,000 due March 31, 2005. On the same date we issued a 12%, $53,452.05 convertible note to Patrick Byrne as a result of a renegotiated 24% promissory note with a principal amount of $50,000 due April 18, 2005. Both notes had a maturity date of September 27, 2005 and were convertible into Voyager One's common stock after it has been listed on a public market for ninety days at 75% of the average closing bid price for the thirty trading days immediately preceding the conversion date. Voyager One had the option, prior to maturity, to redeem these notes, in whole or in part at 110% of the face value of the original principal amount plus accrued interest until the redemption date. Voyager One had to give a five day written notice of redemption to allow the note holders the option to convert the note into common stock.

         Prior to our stock being traded on the OTC Bulletin Board, we offered these note holders the right to convert their notes at a 75% conversion rate based on a price of $2.50 per share. On July 25, 2005, pursuant to this right, Anna Byrne and Patrick Byrne, each, elected to convert $25,000 of their notes into 13,334 shares of common stock. The maturity dates were extended, effective December 31, 2005, to April 30, 2006. On March 3, 2006, we offered Anna Byrne and Patrick Byrne the right to convert the remaining principal and accrued interest of their convertible notes into shares of our common stock at 75% of the closing bid price of $0.04 per share on that date. Anna Byrne elected to convert the remaining outstanding principal and accrued interest of $33,434.28 into 1,114,476 shares of common stock at $0.03 per share. Patrick Byrne elected to convert the remaining outstanding principal and accrued interest of $32,557.81 into 1,085,261 shares at $0.03 per share. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. As a result of this transaction, Anna Byrne and Patrick Byrne, husband and wife, are each deemed to be a 10% beneficial owner of our common stock based on the indirect beneficial ownership of the shares directly owned by the other spouse living in the same household. Anna Byrne directly owns 1,425,230 shares of which 297,420 are held in joint tenancy with Patrick. Patrick owns 1,396,015 shares of common stock of which 297,420 are held in joint tenancy with Anna.

SECURITIES PURCHASE AGREEMENTS PERSIN

         On February 7, 2006, Voyager One issued, pursuant to a securities purchase agreement, 600,000 shares of restricted common stock to Persin, the Company's Vice President and Corporate Secretary, for a total purchase price of $18,000 at $0.03 per share based on the closing bid price of our common stock on February 6, 2005. On February 23, 2006, pursuant to a securities purchase agreement, we issued an additional 666,667 shares of restricted common stock to Persin for a total purchase price of $20,000 at $0.03 per share based on the closing bid price of our common stock on February 22, 2006. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

SECURITIES PURCHASE AGREEMENT O'KEEFE

         On February 23, 2006, Voyager One issued, pursuant to a securities purchase agreement, 100,000 shares of restricted common stock to O'Keefe for a total purchase price of $3,000 at $0.03 per share based on the closing bid price of our common stock on February 22, 2005. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

SECURITIES PURCHASE AGREEMENT SCHMIDT

         On March 10, 2006, Voyager One issued, pursuant to a securities purchase agreement, 866,711 shares of restricted common stock to Schmidt for a total purchase price of $38,668.44 at $0.04 per share paid for with the exchange and retirement of a note payable dated August 17, 2004 in the original principal amount of $37,000. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

SECURITIES PURCHASE AGREEMENT WEBB

         On March 28, 2006, Voyager One issued, pursuant to a securities purchase agreement, 810,754 shares of restricted common stock to Webb for a total purchase price of $32,430.13 at $0.04 per share at 72.7% of the closing bid price of $0.055 per share on that date paid for with the exchange and retirement of a note payable dated July 20, 2004 in the original principal amount of $25,000. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

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

GENERAL

         Voyager One is in the business of developing a solution for the 35mm SLR camera owners who are looking for a viable digital solution method without having to discard their present equipment. The principal key in achieving this objective involves our design, development, and sale of electronic film hardware and software products for digital imaging applications. We believe that Voyager One is positioned for success based upon our development of technology that enables a conventional 35mm single lens reflex camera to capture, store, and transfer digital images without any modification to the camera. We further believe that our electronic film system and other products will be positioned to become industry standards among users desiring the functionality of both conventional and digital photography. Voyager One's growth is expected to be driven by the growth of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture, robust marketing and manufacturing strategies, and a talented management team.

         The following information should be read in conjunction with the financial statements of Voyager One and the notes thereto beginning on page F-2.

PLAN OF OPERATIONS

         Voyager One has sustained net losses for the years ended December 31, 2005 and 2004 in the amounts of $3,358,256 and $2,615,686 respectively. For the period of the next 12 months, Voyager One needs additional capital to continue our development and operations. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations.

         Voyager One is also exploring other transactions that will fit our business model and assist us in meeting the demands of the research and development and product-offering segment of the business as well as exploring other acquisitions that will compliment our current operations and improve our overall financial performance.

         As part of our overall strategy to reduce operating expenses and improve financial performance, in November, 2005, we reduced our staff to three full-time employees in administration and operations and have relocated our executive offices to a more cost effective space. Since substantial additional capital is needed to pursue in-house development of our products, we have expanded our business plan to include alternate options including the outsourcing of research and development and the commercialization and/or licensing of Silicon Film's core technologies in the marketplace. Voyager One is in negotiations with Douglas Howe, the former Chief Marketing Officer of our predecessor, to explore and/or pursue these alternate opportunities. We entered into a letter of understanding with Mr. Howe on February 23, 2006 which expires on April 30, 2006 in furtherance of these actions. Under the terms of the letter, Mr. Howe is an independent contractor and is to explore the potential for these alternate business options and to provide consulting services to optimize future productivity.

         Voyager One had no revenues for the year ended December 31, 2005 and for the year ended December 31, 2004. Voyager One is accounted for as a development stage company.

EXPECTED PURCHASE OF SIGNIFICANT EQUIPMENT

         If we receive additional working capital, we initially plan to outsource our engineering requirements to continue with the development of our products to reduce operating overhead. This will reduce our need for significant expenditures in equipment, furniture and software which will reduce our operating costs. Once we have sufficient cash flow, we anticipate the purchase of specialized software for accounting and overall management.

EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

         As of December 31, 2005, we had three full-time employees in administration & operations. On November 30, 2005, to reduce operating costs, we terminated the employment of two employees in product development and one employee in administration. None of our employees are represented by a labor organization and we are not party to any collective bargaining agreements.

         If additional capital is raised to support our operations, we anticipate adjusting our business plan to outsource our engineering requirements to reduce overhead while providing in-house engineering support to oversee these operations. We foresee that our in-house engineering staff will initially include a department head with a strong background in project management. Additional employees in engineering and administration will be contemplated on an as needed basis as financial performance improves.

PRODUCT DEVELOPMENT DETAILED

         In May 2004, the first prototype was developed of the four mega-pixel version of the EFS. This prototype, which was functional but was not built to a commercially feasible form or size, was developed primarily as a demonstration device to be used as a hardware and software development platform. This platform has allowed our engineers to prototype a new circuit for improving the electronic system needed to develop the new generation product. Development of this prototype continues to progress. The detailed electrical circuit schematics and mechanical design specifications are near completion. Because of corporate fiscal restraints, procurement of the testing prototype has been delayed due to costs associated with the purchase of components and services for custom board design and subsequent testing. Once these restraints have been eased, the procurement of engineering services to outside sources can commence and prototype testing can begin.

         Once additional funds are raised, Voyager One intends to continue the development activities through outside sources in three products:

      4 Mega-Pixel Electronic Film System (EFS-4)
     10 Mega-Pixel Electronic Film System (EFS-10)
     18 Mega-Pixel Electronic Film System (EFS-18)

         We intend that each product will be developed over several phases that will include defining the product requirements, engineering development, prototype development, engineering and system tests, manufacturing and sustaining engineering. Our EFS-4 is in the prototype development phase. These phases are described in detail below.

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

         The prototype manufacturing requires printed circuit board assembly, purchased "standard" components along with custom mechanical parts to complete the system assembly. The system assembly can then be put through rigorous hardware and system level tests to verity the functionality, robustness and the reliability of the design. Typically more than one version of the prototype is manufactured due to issues found in testing and then corrected with the subsequent versions. Once the prototype has adequately passed the testing, the final specifications are then used to procure tools to produce the parts in higher volume to obtain a lower production cost and consistent quality. While the tools are time consuming and expensive to produce, this process will only be started when there is high confidence in the design. There will be minimal corrections during this phase. Additional systems will be manufactured using the production process and production tools. These pre-productions systems will be put through additional rigorous testing to validate that the production tools and processes are adequate to produce consistent assemblies that meet product requirements. Additionally, these pre-production systems may be used in user interface testing with potential customers to get feedback and correct any overlooked issues with the software or hardware. The pre-production systems are built on the intended final manufacturing line or site and any manufacturing processes or tests will be exercised and validated to ready the manufacturing line for high volume production. After final testing has been found acceptable, the system is declared ready for high volume production.

         We anticipate that the total development process will take approximately twelve months from product definition to high volume production provided funds are available to sustain each phase of the project, and will vary depending on project complexity, scope and funding. Once the product is in high volume manufacturing, the product is refined by a sustaining engineering based on customer service feedback and field issues. The sustaining engineering effort also includes notification to development engineers and business development personnel of issues or improvements to current products to include in subsequent products.

         Two outsourced technical development companies have been under arrangements to work on the product development of the EFS-4. Applied Color Science, Inc. has been engaged to assist in the development of the 4 mega-pixel sensor and related technologies due to their expertise in digital camera systems and image processing. In March and April 2004, we issued two purchase orders to Applied Color Science to build our 4 mega-pixel prototype for a flat rate per written estimated quote and an additional 20 hours of technical assistance at a fixed hourly rate, which includes the support of industrial design activities, the evaluation of sensor packaging, the preparation of specification requirements and the evaluation of feedback from Fill Factory, our CMOS sensor manufacturer. One of our former employees now works for Applied Color Science and rendered, on behalf of Applied Color Science, new product introduction support services to us. We did not have a formal written agreement with Applied Color Science. The services ended on October 31, 2004. We owe a current balance of $60,000.

         In February 2004, we entered into consulting services arrangements with IDE, Inc. under a project plan and budget estimate, to assist in the development of the industrial and mechanical design of the EFS-4. We selected IDE because of their familiarity with the EFS product family. The project plan called for multiple phases with each phase estimated at a flat rate which included design and engineering services, design models, prototypes and miscellaneous costs. The project began upon payment of a retainer which was to be applied to the total costs. After some work was completed on our prototype's design concept, we informally halted IDE's work on the project. We can cancel the project at any time upon written notice. Upon termination, we would be required to compensate IDE for services performed and cost of materials used or purchased prior to termination as well as for liquidated damages in the amount of two weeks of services at an agreed-upon rate. The services of IDE have been terminated and they have been fully compensated for their services. No liquidated damages have been requested.

         Additionally, services have been provided by two key technology suppliers of electronic components. Fill Factory develops, produces and markets innovative and high-performance CMOS image sensors, based on patented technologies and know-how built up over more than fifteen years. In March 2004, we requested Fill Factory to manufacture and test limited quantities of CMOS sensors for our prototypes at a fixed rate per sensor with the net due in 30 days and a due date of June 15, 2004. We also requested them to update the software configurations test plan for wafer testing at a fixed rate with 50% payment upon issuance of the purchase order and 50% payment upon receipt of the test plan. Fill Factory has completed its work for which an outstanding balance of $34,550 remains.

         NuCore Technology, Inc. is an image processor supplier and has substantial expertise in both analog and digital image processors. NuCORE provides complete development platforms based on its chips, as well as software component building blocks including a high-level software interface, and tools so that we can apply our own color science techniques and algorithms. In May, 2004, we issued one purchase order to NuCore for a product development kit to evaluate their image processing chips per written quote at a one-time fixed fee. Payment for service was due upon receipt. We have made payment in full and subsequently received the development kit.

         We anticipate that these two technology suppliers will continue to service our outsourced engineering team once prototype testing begins based on their familiarity with our technology and expertise in their respective fields.

         We intend that the EFS product line will extensively leverage prior products in hardware and software to allow subsequent products to be developed at a lower cost. Feature sets for subsequent products have been under consideration on a high level and accounted for as much as technically possible in the current design to result in minor changes at a low cost in the tooling and the circuit layout preventing a total redesign of the product.

MANUFACTURING

         Manufacturing of the EFS family will take expertise in electronics manufacturing and procurement. Voyager One does not plan to directly manufacture the devices and will rely on contract manufacturers to support production goals. Manufacturing plans need to be developed. We have had preliminary discussions with a major camera manufacturer in furtherance of this goal.

SALES AND DISTRIBUTION

         Our sales and distribution strategy comprises a two-phase approach. During the initial phase, beginning with the introduction of our EFS-4, we intend to use a focused, controlled, distribution strategy to target computer-savvy consumers. As market penetration increases and we introduce additional products, we will expand sales through distribution partners.

         We initially intend to sell quantities of our products directly over the internet through our website, www.side.com. Benefits of an internet launch include the ability to serve customers worldwide, retain value in margin capture, and avoid widespread, expensive, inventory stocking.

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

         We intend to engage a high-quality telephone sales organization on a contract basis.

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

         Because of the novelty of our products, we believe that we may benefit from the promotional nature of news surrounding the introduction of the EFS. Editorial coverage of our technology and products is one of the most cost-effective ways of conveying the value and potential of our EFS to the marketplace. We plan to actively place product reviews, announcements, and news in a targeted group of periodicals, and to obtain editorial coverage in the general business, photography, and computer peripheral media, as well as submit the product for award consideration in the trade press.

         EFS has already been featured in more than 65 major trade, business, and general interest publications, including TIME, POPULAR SCIENCE, DER SPIEGEL, SHUTTERBUG and INVESTORS BUSINESS DAILY. Before the EFS launch, we intend to conduct a press tour with key trade and business publications. We also intend to participate in a number of photography and consumer electronics trade shows to be selected on a case by case basis depending upon cost/benefit analysis, product release timing, and opportunities at a particular venue. Our predecessor's EFS-1 technology was formally introduced and demonstrated at the 2001 Photo Marketing Association trade show in Orlando competing in the Association's "Digital Camera Shootout" and garnering the "Innovative Digital Product" Award for the show. The company's trade booth was well attended by visitors and strategic partners alike as our presence clearly benefited from strong word-of-mouth that EFS had achieved its breakthrough debut.

WEBSITE

         Once manufacturing has begun, we intend to launch a full-featured website located at www.side.com which would contain product information, company background data, industry links, etc. We believe that the website will be a critical component to Voyager One's sales and distribution strategy. It will serve as (i) the electronic marketplace for our first products, and (ii) a digital imaging portal site and virtual EFS community center for early adopters. The website is currently hosted by NTX, a company that provides high quality web hosting, development, and connectivity services, and that has direct experience providing development services and hosting e-commerce.

CUSTOMER SUPPORT AND FULFILLMENT

         It is our goal to provide superior customer service and technical support by outsourcing these functions to experts in their respective fields. We plan to engage a marketing entity to provide customer service support, (pre-sales customer inquiries and order processing) and a technical support service, (post-sales response to quickly resolve any hardware or software user inquiries), as well as fulfillment. We will seek an entity that provides 24-hour/7 day support via internet, email, or toll-free voice response and are multilingual for professional response to international customer needs. Furthermore, these services are integrated into our e-commerce business model to efficiently handle order processing, credit approvals, fulfillment, and ultimately any required exchange of product to ensure customer satisfaction.

EXPENSES FOR YEARS ENDED DECEMBER 31, 2005 AND 2004

         Net loss for the twelve months ended December 31, 2005 was $3,358,256 compared to $2,615,686 for the fiscal year ended December 31, 2004, an increase of $742,570, largely attributable to interest expense of $1,580,445 for the intrinsic value of the beneficial conversion features for the outstanding convertible notes and debentures which were triggered upon the Company's common stock being approved for quotation on the OTC Bulletin Board on October 4, 2005. This event made the beneficial conversion feature of the outstanding convertible notes and debentures a certainty and the additional interest was accounted for as a debit to interest expense in the third quarter of 2005.

         Total operating expenses before interest for the year ended December 31, 2005 were $1,633,729 compared to $2,448,137 for the year ended December 31, 2004, a decrease of $814,408. The decrease resulted primarily from a decrease in amortization of $74,912, licenses and permits of $21,101, engineering and office supplies of $121,513, product development of $153,751, legal fees of $107,903, marketing supplies of $4,890, communication and internet of $5,143, travel and entertainment of $21,378, and consulting and accounting of $258,697. The dramatic reduction in consulting and accounting expenses in 2005 was mostly attributable to the termination of managerial fees to Quest Manufacturing, Inc. and Castle Hill Advisory Group of $120,000, each, in 2004 and the reduction of information technology services of $6,323. Expenses for the year included amortization of $221,288, equipment rental of $90,534, insurance of $104,132, legal fees of $111,175, payroll and payroll taxes of $839,912, rent of $60,791, communication and internet of $27,649 and consulting and accounting of $119,381. The consulting and accounting services are comprised of the following: accounting of $116,272, information technology support of $1,240 and business consulting of $1,869. Voyager One has incurred substantial legal and professional services in January and February of 2004 in connection with our acquisition of Silicon Film Technologies, Inc. Our increased activity, primarily in 2004, in engineering, intellectual property and product development activities brought about increased expenses in payroll, consulting, equipment rental and legal expenses. In 2004, we also incurred significant legal, accounting and other closing costs in connection with obtaining external financing primarily from Cornell Capital. We also incurred similar fees in the last two fiscal years in the preparation of yearly and quarterly financial statements, registration statements and other regulatory compliance activities.

         The following table summarizes the nature and amount of all notes payable and convertible debt at December 31, 2005. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                            Annual                                   Principal
               Type                        Interest    Conversion     Maturity       Amount at
Date        Investment      Beneficiary      Rate     Discount Rate     Date       Dec. 31, 2005
---------- --------------   ------------   --------   -------------   --------    ---------------
04/01/04   Conv.Note        Oberman             6%        40%(1)       04/01/07     $  25,000.00
04/22/04   Note Payable     Coan               24%        N/A          12/31/05(2)  $  35,000.00
07/20/04   Note Payable     Webb               24%        N/A          12/31/05(3)  $  25,000.00
08/17/04   Note Payable     Schmidt            24%        N/A          12/31/05(4)  $  30,000.00
01/01/05   Conv.Note        Hemmel             12%        25%(5)       12/31/05(6)  $  50,000.00
01/11/05   Conv.Note        Nolan              12%        25%(5)       12/31/05(7)  $  44,520.55
02/01/05   Conv.Note        Prikos             12%        50%(8)       12/31/05(9)  $  84,073.97
03/08/05   Conv.Debenture   Cornell             5%        (9)          03/08/08     $ 130,000.00(11)
03/08/05   Conv.Debenture   Trey Resources      5%        (9)          03/08/08     $ 150,000.00
03/08/05   Conv.Debenture   Cornell             5%        (9)          03/08/08     $  50,000.00
03/08/05   Conv.Debenture   Trey Resources      5%        (9)          03/08/08     $  50,000.00
03/08/05   Conv.Debenture   Cornell             5%        (9)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (9)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (9)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (9)          03/08/08     $  62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (9)          03/08/08     $  17,386.98
03/08/05   Conv.Debenture   Trey Resources      5%        (9)          03/08/08     $   3,695.21
03/31/05   Conv.Note        A. Byrne           12%        25%(5)       12/31/05(12) $  29,241.10(12)
03/31/05   Conv.Note        P. Byrne           12%        25%(5)       12/31/05(13) $  28,452.05(13)
05/25/05   Conv.Debenture   Cornell             5%        (9)          05/25/08     $ 350,000.00
09/30/05   Note Payable     Francisco Castro(14)0%        N/A     Due on demand     $   2,976.25
09/30/05   Note Payable     Eric Fuhs(15)       0%        N/A     Due on demand     $  47,023.75
09/30/05   Note Payable     John Parham(16)     0%        N/A     Due on demand     $   2,976.25
09/30/05   Note Payable     Cathy Persin(17)    0%        N/A     Due on demand     $  47,023.75
10/11/05   Conv. Debenture  Cornell             5%        (9)          10/11/08     $ 100,000.00
12/31/05   Note Payable     Quest Mtg.         (18)       N/A          12/31/08     $ 427,767.77(19)
12/31/05   Note Payable     Castle Hill        (18)       N/A          12/31/08     $ 461,692.41(20)
                                                                                   -------------
                                                                      Total        $2,441,830.04
                                                                                   =============

(1) The note holder has the option to convert after the second anniversary of the note at 60% of the average closing bid price of our common stock for the ten trading days immediately preceding the conversion date.

(2)      Extension has not been reached with note holder.

(3) On March 28, 2006, the outstanding principal and accrued interest of $32,430.13 was used to pay for the purchase of 810,754 shares of restricted common stock at $0.04 per share at 72.7% of the closing bid price of $0.055 per share on that date pursuant to a securities purchase agreement.

(4) On March 10, 2006, the outstanding principal and accrued interest of $38,668.44 was used to pay for the purchase of 966,711 shares of restricted common stock at $0.04 per share pursuant to a securities purchase agreement.

(5) The conversion price is equal to 75% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days.

(6)      The maturity date of December 31, 2005 was renegotiated to June 30,
         2006.

(7)      The maturity date of December 31, 2005 was renegotiated to April 30,
         2006.

(8) The conversion price is equal to 50% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days.

(9) On January 12, 2006, Prikos converted outstanding principal of $84,073.97 and accrued interest of $9,563.70 into 749,102 restricted shares of common stock at $0.125 per share pursuant to an election of conversion right offered by Voyager One based on 50% of the closing bid price of $0.25 per share on that date.

(10) The conversion price is equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(11) On December 20, 2005, Cornell Capital converted principal of $20,000 into 160,000 unrestricted shares of common stock at $0.125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(12) On July 25, 2005, A. Byrne converted principal of $25,000 into 13,334 restricted shares of common stock at $1.875 per share pursuant to an election of conversion right offered by Voyager One based on 75% of the price of $2.50 per share. On March 3, 2006, the remaining outstanding principal of $29,241.10 and accrued interest of $4,193.18 was converted into 1,114,476 shares of common stock at $0.03 per share pursuant to an election of conversion right based on 75% of the closing bid price of $0.04 per share on that date.

(13) On July 25, 2005, P. Byrne converted principal of $25,000 into 13,334 restricted shares of common stock at $1.875 per share pursuant to an election of conversion right offered by Voyager One based on 75% of the price of $2.50 per share. On March 3, 2006, the remaining outstanding principal of $28,452.05 and accrued interest of $4105.76 was converted into 1,085,261 shares of common stock at $0.03 per share pursuant to an election of conversion right offered by Voyager One based on 75% of the closing bid price of $0.04 per share on that date

(14) This note was issued as a result of an assignment of the same date from Quest Manufacturing, Inc. to Castro of partial principal of $2,976.25 of a note issued to Quest Manufacturing, Inc. dated August 17, 2004 with an original principal amount of $20,000 which matured on August 9, 2005. Upon payment, the proceeds had to be immediately used to exercise, in whole, the option with Voyager One to purchase 11,905 shares of our common stock. On January 12, 2006, the option was exercised and the note was retired.

(15) This note was issued as a result of an assignment of the same date from Quest Manufacturing, Inc. to Fuhs of partial principal of $47,023.75 of a note issued to Quest Manufacturing, Inc. dated July 1, 2004 with an original principal amount of $80,000 which matured on August 9, 2005. Upon payment, the proceeds had to be immediately used to exercise, in whole, the option with Voyager One to purchase 188,095 shares of our common stock. On January 12, 2006, the option was exercised and the note was retired.

(16) This note was issued as a result of an assignment of the same date from Quest Manufacturing, Inc. to Parham of partial principal of $2,976.25 of a note issued to Quest Manufacturing, Inc. dated August 17, 2004 with an original principal amount of $20,000 which matured on August 9, 2005. Upon payment, the proceeds had to be immediately used to exercise, in whole, the option with Voyager One to purchase 11,905 shares of our common stock. On January 12, 2006, the option was exercised and the note was retired.

(17) This note was issued as a result of an assignment of the same date from Quest Manufacturing, Inc. to Persin of partial principal of $32,976.25 of a note issued to Quest Manufacturing, Inc. dated July 1, 2004 with an original principal amount of $80,000 which matured on August 9, 2005 together with partial principal of $14,047.50 of a note issued to Quest Manufacturing, Inc. dated August 17, 2004 with an original principal amount of $20,000 which Matured on August 9, 2005. Upon payment, the proceeds had to be used immediately to exercise, in whole, the option with Voyager One to purchase 188,095 shares of our common stock. On January 12, the option was exercised and the note was retired.

(18) Simple interest is to be paid monthly and is calculated at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity.

(19) This note supercedes and replaces the obligations and promissory notes including all accrued interest from Voyager One, Inc. to Quest Manufacturing, Inc. as follows:

                                                     Principal Amt.
                Annual                               Just Prior To    Accrued
               Interest   Conversion      Maturity    Consolidation  Interest at
     Date       Rate     Discount Rate     Date       on 12/31/05     12/31/05
     ----       ----     -------------     ----       -----------     --------
     02/01/03     6%           N/A     Due on demand  $ 305,000.00  $45,500.00
     10/07/05     6%           N/A                    $  25,000.00  $   349.32
     11/3/05      6%           N/A                    $   9,000.00  $    84.33
     12/01/05*    6%           N/A                    $  42,143.84  $   210.20

         *This note payable represents the outstanding balance on four equipment subleases due Quest Manufacturing, Inc. through 11-30-05. The remaining payments under these subleases have been waived by Quest Manufacturing, Inc.

(20) This note supercedes and replaces the promissory notes including all accrued interest from Voyager One, Inc. to Castle Hill Advisory Group as follows:

                                                    Principal Amt.
               Annual                               Just Prior To    Accrued
              Interest   Conversion      Maturity   Consolidation  Interest at
    Date       Rate     Discount Rate     Date       on 12/31/05     12/31/05
    ----       ----     -------------     ----       -----------     --------

    08/17/04     6%           N/A      Due on demand $  17,627.77    $1,451.76
    11/03/04     6%           N/A      Due on demand $  50,000.00    $3,312.33
    02/01/05     6%           N/A      Due on demand $  25,000.00    $1,368.49
    04/01/05     6%           N/A      Due on demand $   1,500.00    $   67.56
    07/19/05     6%           N/A      Due on demand $  50,000.00    $1,356.16
    07/28/05     6%           N/A      Due on demand $  20,000.00    $  509.59
    09/08/05     6%           N/A      Due on demand $   4,000.00    $   74.96
    10/13/05     6%           N/A      Due on demand $  12,000.00    $  155.84
    10/20/05     6%           N/A      Due on demand $   6,000.00    $   71.01
    10/26/05     6%           N/A      Due on demand $   2,000.00    $   21.70
    12/01/05*    6%           N/A      Due on demand $ 163,579.51    $  806.69
    12/21/05     6%           N/A      Due on demand $  50,000.00    $   82.19
    11/16/05**  12%           N/A      02/13/06      $  50,706.85    $  706.85

         *This Short Term Promissory Note was issued in accordance with an Assignment of the same date from Quest Manufacturing, Inc. to Castle Hill Advisory Group of the principal and accrued interest of two notes issued to Quest Manufacturing, Inc. dated September 30, 2005 and October 3, 2005 in the principal amounts of $136,941.37 and $25,000.00, respectively, and accrued interest of $1,395.68 and $242.47, respectively.

         **Represents a note assigned from Chace to Castle Hill effective 12/31/05.

GOING CONCERN

         Voyager One's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2005, indicating that certain conditions exist that raise substantial doubt regarding our ability to continue as a going concern. These include the fact that we have been in the development stage since our inception (June 28, 2002) and that we continue to incur significant losses; accordingly, our viability depends on our ability to obtain future financing for the success of our future operations. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are, in fact, unable to continue as a going concern, stockholders may lose their entire investment in our common stock.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Voyager One to continue as a going concern.

FINANCIAL RESOURCES AND LIQUIDITY

         For the year ended December 31, 2005, cash used in operations was $647,818, cash used in investing activities was $0.00, and cash provided by financing activities was $653,001. Net cash used in operations consisted primarily of a net loss of $3,358,256 offset by depreciation and amortization of $231,498, loss on asset abandonment of $9,530, imputed interest of $6,408, a decrease in accounts payable of $13,502, a decrease in accrued interest of $19,627 and an increase in accrued liabilities of $695,276. Net cash provided by financing activities consisted primarily of the issuance of notes payable totaling $897,524 which were partially offset by payments on note payables of $72,479 and the cancellation of financing fees of $172,044. The termination of the Standby Equity Distribution Agreement and related three-year convertible debentures issued to Cornell Capital and Newbridge Securities in the amounts of $740,000 and $10,000, respectively, (see discussion below) resulted in a $172,044 gain related to previous amortization of the deferred financing costs and the imputed interest recognition. We are in default on one promissory note issued to Coan on April 22, 2004 in the principal amount of $35,000 which matured on December 31, 2005.

         At December 31, 2005, we have current assets of $6,195 and current liabilities of $1,995,630. As a result, we have a working capital deficit of $1,989,435 at December 31, 2005. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $357,927, accrued expenses of $1,135,992, accrued interest of $75,423 and current notes payable of $426,288. In addition, long-term notes payable and long-term convertible debt totals $2,015,542.

         We have relied exclusively on external financing and loans from officers and directors to fund our operations and cover our up-front costs.

         In May 2004, Voyager One entered into a Securities Purchase Agreement which was amended in August 2004 pursuant to which Cornell Capital agreed to purchase an aggregate of $1,100,000 of our 5% secured convertible debentures. To date, Voyager One has received the gross proceeds of $1,100,000 under the agreement. Cornell Capital has received a one-time structuring fee of $10,000 and a one-time commitment fee of 10% of the gross proceeds which has been paid proportionately in cash upon receipt of each distribution of proceeds. The proceeds were used to retire a note payable and for payroll and corporate obligations. Voyager One issued to Cornell Capital three-year debentures on May 21, 2005 for $300,000 and $100,000, August 26, 2004 for $125,000 and November
22, 2004 for $125,000.

         On December 15, 2004, Cornell Capital assigned one-half of the convertible debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources pursuant to a written agreement. On March 8, 2005, Voyager One consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, Voyager One issued new debentures to Cornell Capital and Trey Resources, each, in the amounts of $150,000, $50,000, $62,500 and $62,500 in accordance with the assignment. Voyager One also issued additional 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,386.98 and Trey Resources in the amount of $3,695.21 which represent all interest earned pro rata on the original four debentures up to termination. A debenture was issued on May 25, 2005 in the amount of $350,000 following the notification from the Securities and Exchange Commission that our registration statement on Form SB-2 filed March 31, 2005, as amended, was declared effective on May 11, 2005. Our registration statement registers for resale 1,690,560 shares of our common stock held by the selling security holders named in the registration statement which includes 440,000 shares registered, each, for Cornell Capital and Trey Resources. Voyager One will not receive any proceeds from the sale of shares under the registration statement.

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

         On October 4, 2005, Voyager One received notification from our market maker, Basic Investors, Inc., that our information statement which was filed with the National Association of Securities Dealers, Inc. on Form 15c-211 for quotation of our common stock on the Over The Counter Bulletin Board was approved. The trading symbol assigned to Voyager One, Inc. is "VYGO." On the fifth business day thereafter, October 11, 2005, Cornell Capital purchased the remaining $100,000 three year convertible debenture in accordance with the securities purchase agreement.

         We are continuing discussions with Cornell Capital and other external financing sources.

         Our current cash assets at December 31, 2005 were $6,195. In the fourth quarter of 2005, we raised at total of $269,000. $129,000 came from officers and directors through loans, $50,000 came from an unaffiliated third party through a loan and $100,000 came from the purchase of a 5% convertible debenture by Cornell Capital pursuant to the securities purchase agreement. The proceeds were used for general corporate obligations and the payment of a $10,000 financing fee to Cornell Capital upon issuance of the debenture. While we have dramatically decreased our operating costs since our office move in November, 2005, we will need to be able to raise $300,000 of cash per month to sustain our current business plan. To initially ease fiscal constraints, approximately $500,000 will be needed to cover some past due accounts payable, day-to-day operating expenses and to procure outside engineering services and components to proceed with our prototype custom board design and subsequent testing. In the first quarter of 2006, we have raised approximately $83,000 of which $63,000 came from officers and directors through loans and sales of securities, $16,718 came from the sale of equipment, and $3,000 came from the sale of securities to an unaffiliated third party. The proceeds were also used for general corporate obligations.

         Our primary need for cash during the next 12 months will be to satisfy total liabilities of $4.01 million, as well as to support our expenses from operations including the hiring of additional employees and some capital expenditures mainly of organizational and accounting software. By the end of the year, we anticipate a need to raise between $10 to $20 million to satisfy these needs. We are also exploring other options that will fit our business model and assist us in meeting the demands of the research and development and product-offering segment of the business as well as additional acquisitions to compliment our current operations and improve our financial performance. In order to finance growth, we expect that, in 2007, we will need to raise an additional $20 million to $30 million to fund additional acquisitions, current and future projects.

         Our operating capital will come from the sale of securities, funds provided by certain officers and directors and loans and financing arrangements with third parties. Now that our common stock is being traded on the OTC Bulletin Board under the trade symbol "VYGO.OB", we anticipate being able to offer additional and more attractive investment opportunities to potential investors that were not previously available to us. This will open the door to new avenues of fundraising. We currently do not have any financing arrangements or agreements in place to obtain the funds necessary to cover these operational expenses, capital expenditures and potential acquisitions. There is no guarantee that Voyager One will be able to raise enough capital or generate revenues to sustain our operations. If we are unsuccessful in obtaining additional working capital we may need to reduce operations that may result in a lower stock price or cause us to cease operations altogether.

Item 7.  Financial Statements.
         ---------------------

         See the Financial Statements and related Independent Auditors' Report included herewith beginning on page F-1.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

                                                                           PAGE

Table of Contents...........................................................F-1

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

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Voyager One, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Voyager One, Inc. and subsidiary (a development stage enterprise) (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (June 28, 2002) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voyager One, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended and for the period from inception (June 28, 2002) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



Irvine, California
March 17, 2006


                                VOYAGER ONE, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       2005            2004
                                                                   ------------    ------------
                                             ASSETS
Current assets:
    Cash                                                           $     6,195     $     1,012
                                                                   ------------    ------------

    Total current assets                                                 6,195           1,012
                                                                   ------------    ------------

Property and equipment, net                                             22,441          42,180
                                                                   ------------    ------------
Other assets:
    Deposit                                                              7,197           8,400
    Domain name                                                         10,000          10,000
    Deferred financing costs, net                                       62,986         690,208
    Patents, net                                                       845,011         978,439
                                                                   ------------    ------------

     Total other assets                                                925,194       1,687,047
                                                                   ------------    ------------
     Total assets                                                  $   953,830     $ 1,730,239
                                                                   ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   357,927     $   371,379
    Accrued expenses                                                 1,135,992         440,715
    Accrued interest                                                    75,423          90,942
    Notes payable - related party                                           --         592,628
    Notes payable - employee                                           100,000              --
    Notes payable                                                      326,288         905,596
                                                                   ------------    ------------
     Total current liabilities                                       1,995,630       2,401,260
                                                                   ------------    ------------

Long term note payable - related party                                 889,460              --
Long term note payable                                               1,126,082       1,425,000
                                                                   ------------    ------------
     Total long term liabilities                                     2,015,542       1,425,000

Commitments                                                                 --              --

Stockholders' equity (deficit):
    Preferred Stock Series A, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at December 31, 2005
      and at December 31, 2004, respectively                             1,000           1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 15,170,544 and 14,600,000
      shares issued and outstanding at December
      31, 2005 and December 31, 2004,
      respectively                                                      15,171          14,600
    Additional paid in capital                                       3,590,910       1,194,546
    Deficit accumulated during development stage                    (6,664,423)     (3,306,167)
                                                                   ------------    ------------
     Total stockholders' equity (deficit)                           (3,057,342)     (2,096,021)
                                                                   ------------    ------------
     Total liabilities and stockholders'
      equity (deficit)                                             $   953,830     $ 1,730,239
                                                                   ============    ============

                         See accompanying notes to financial statements

                                                F-3


                             VOYAGER ONE, INC. AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                 FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
-----------------------------------------------------------------------------------------
                                                                             Cumulative
                                                                            amount from
                                                 For the year ended          inception
                                          ------------------------------      (June 28,
                                                                            2002) through
                                            December        December        December 31,
                                            31, 2005        31, 2004           2005
                                          -------------    -------------    -------------
Operating expenses
 Amortization                             $   221,288      $    296,200     $   639,793
 Automobile expense                             4,394            10,132          24,926
 Bank service charges                           3,449             2,410           6,358
 Depreciation                                  10,209            10,311          21,562
 Dues and subscriptions                            92                --             166
 Equipment rental                              90,534            92,545         183,079
 Licenses and permits                           3,935            25,036          28,971
 Insurance                                    104,132            96,687         200,819
 Engineering and office supplies                3,523           125,036         131,865
 Postage and delivery                           5,951             8,387          14,712
 Product development                              109           153,860         153,969
 Consulting and accounting                    119,381           378,078         940,314
 Legal fees                                   111,175           219,078         355,322
 Payroll and payroll taxes                    839,912           872,608       1,712,520
 Reference Materials                               --                --             115
 Rent                                          60,791            68,055         146,171
 Relocation expense                             6,077             5,742          11,819
 Repairs and maintenance                        4,120             6,577          11,861
 Marketing supplies                               160             5,050           5,705
 Communication and internet                    27,649            32,792          63,735
 Travel and entertainment                      10,489            31,867          70,174
 Utilities                                      6,251             7,686          14,929
 Miscellaneous                                    108                --             108
                                            ------------    -------------    -------------
Total operating expenses and loss from
  operations                                1,633,729         2,448,137       4,738,993
Interest expense                            1,887,041           167,549       2,087,944
Loss on abandonment of assets                   9,530                             9,530
Gain on cancellation of financing fees       (172,044)                         (172,044)
                                          -------------    -------------    -------------
Net loss before income taxes                                 (2,615,686)     (6,664,423)
Provision for income taxes                         --                --              --
                                          -------------    -------------    -------------
Net loss                                  $(3,358,256)     $ (2,615,686)    $(6,664,423)
                                          =============    =============    =============

Loss per share (basic and
  diluted)                                $     (0.23)     $      (0.18)
                                          =============    =============

Weighted average number of shares
  Outstanding (basic and diluted)         $14,784,166      $ 14,290,300
                                          =============    =============

                      See accompanying notes to financial statements




                                              VOYAGER ONE, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
----------------------------------------------------------------------------------------------------------------------------

                                     Preferred Stock
                                        Series A               Common Stock
                               ------------------------- --------------------------
                                                                                                    Deficit
                                                                                                  accumulated
                                                 Par                   Par value                     during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --
Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --         1,000
Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December
 31, 2002                               --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,504            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December  31, 2003    1,000,000        1,000   13,185,840        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Issuance of shares for
 services                               --           --      289,600           290         8,785            --         9,075

Reverse acquisition                     --           --      954,560           954       (34,758)           --       (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (2,615,686)   (2,615,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31,
2004                             1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $(3,306,167)  $(2,096,021)

Intrinsic value of beneficial
 conversion features of notes
 and debentures                         --           --           --            --     1,580,445            --     1,580,445

Conversion of notes payable
 and debentures into stock              --           --      570,544           571       815,919            --       816,490

Net loss                                --           --           --            --            --    (3,358,256)   (3,358,256)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31,
2005                             1,000,000  $     1,000   15,170,544   $    15,171   $ 3,590,910   $(6,664,423)  $(3,057,342)
                               ============ ============ ============  ============  ============  ============  ============


                                           See accompanying notes to financial statements



                                        VOYAGER ONE, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
-----------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                    Amount from
                                                                                                     Inception
                                                                  For the          For the          (June 28,
                                                                 year ended       year ended       2002) through
                                                                December 31,     December 31,       December 31,
                                                                    2005            2004                2005
                                                               -------------    -------------      -------------

Cash flows from operating activities:
Net loss                                                        $(3,358,256)     $(2,615,686)       $(6,664,423)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                       231,498          306,511            661,356
Loss on asset abandonment                                             9,530               --              9,530
Imputed interest                                                      6,408           17,020             23,428
Issuance of common stock for services                                    --            9,075             10,075
Issuance of common stock for financing                                   --               --             38,208
Intrinsic value of beneficial conversion feature                  1,580,445               --          1,580,445
Conversion of notes payable and debentures into stock               120,003               --            120,003
Issuance of notes as payment accrued interest                        99,205               --             99,205
Changes in operating assets and liabilities:
 Deposits                                                             1,202               --            (15,598)
 Accounts payable                                                   (13,502)         (85,365)           354,956
 Accrued liabilities                                                695,276          440,716            421,089
 Accrued interest                                                   (19,627)          71,964            786,218
                                                               -------------     -------------      ------------
Net cash provided by (used in) operating activities                (647,818)      (1,855,765)        (2,575,508)
                                                               -------------     -------------      ------------
Cash flows from investing activities:
 Due from related party                                                  --           11,250
 Acquisition of property and equipment                                   --          (25,956)           (53,533)
 Acquisition of patents                                                  --               --           (465,922)
 Acquisition of domain name                                              --          (10,000)           (10,000)
                                                               -------------     -------------      ------------
Net cash provided by (used in) investing activities                      --          (24,706)          (529,455)
                                                               -------------     -------------      ------------
Cash flows from financing activities:
 Cancellation of financing fees                                    (172,044)              --           (172,044)
 Recapitalization                                                        --          (33,804)           (33,804)
 Issuance of common stock for cash                                       --          142,500            390,000
 Issuance of notes payable                                          897,524        1,896,723          3,232,985
 Payments on notes payable                                          (72,479)        (148,500)          (305,979)
                                                               -------------     -------------      ------------
Net cash provided by (used in) financing activities                 653,001        1,856,919          3,111,158
                                                               -------------     -------------      ------------

Net increase (decrease) in cash                                       5,183          (23,552)             6,195

Cash, beginning of period                                             1,012           24,564                 --
                                                               -------------     -------------      ------------

Cash, end of period                                            $      6,195      $     1,012        $     6,195
                                                               =============     =============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      interest                                                  $       868      $        --        $     9,618
                                                                ============     =============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                $        --      $   (33,804)       $   (33,804)
                                                                ============     =============      ============
      Issuance of 3,073,000 shares of common stock
        for patents acquired                                    $        --      $        --        $   768,250
                                                                ============     =============      ============
      Cancellation of debentures issued for financing
        fees                                                    $  (750,000)     $        --        $  (750,000)
                                                                ============     =============      ============
      Issuance of convertible debentures for financing
        fees                                                    $        --      $   870,000        $   870,000
                                                                ============     =============      ============

      Issuance of common stock for financing                    $        --      $        --        $     5,625
                                                                ============     =============      ============


                                     See accompanying notes to financial statements

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

         Pro forma information under FAS 123 is as follows:

                                                 For the year ended
                                                  December 31, 2005
                                               ------------------------
         Net income (loss) as reported                 (3,358,256)

         Add: Stock based employee
         compensation expense included
         in reported net income, net of
         related tax effects                                   -0-

         Deduct: Total stock-based
         employee compensation expense
         determined under fair value based
         method for all awards, net of related
         tax effects                                           -0-
         Pro forma net income (loss)                   (3,358,256)

         Basic loss per share:
         As reported                                        (0.23)
         Pro forma                                          (0.23)

         Diluted earnings per share:
         As reported                                        (0.23)
         Pro forma                                          (0.23)

         The following table shows assumptions
         and information about options
         granted on April 28, 2004

         Options granted*                                 400,000

         Stock price                                        $0.25

         Exercise price                                     $0.25

         Expected life of option                          5 years

         Risk-free interest rate                             3.6%

         Expected volatility                                0.01%

         Expected dividend yield                               0%

        *All of the options were exercised on January 12, 2006.
         See notes 10 and 14.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

             Furniture and equipment                            5 years
             Leasehold improvements                             5 years

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in 2004 and for the year ended December 31, 2005.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

         In March, 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

         In May, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes" previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

5.       COMMITMENTS
         -----------

         OPERATING LEASES
         ---------------- through October 31, 2005

         The Company leased its facility through October 31, 2005 which required monthly payments of $4,200. In addition, the Company was responsible for all taxes and operating expenses which increased the monthly payments to $5,769.50. The lease expired on September 30, 2005. Total rent expense under this agreement for 2004 was $68,055. Total rent expense under this agreement for 2005 was $49,295 after deduction of an $8,400 security deposit which was applied to the outstanding balance.

         On November 1, 2005, the Company moved its offices to 16 East Hinsdale Avenue, Hinsdale, Illinois 60521 which is subject to a one year lease at $1,200 per month and payment of the pro rata share of utilities and maintenance. Total rent expense under this agreement was $2,596.48 for the year ended December 31, 2005. We paid an additional $500 to secure the rental of this space.

         In 2004, the Company entered into four subleases with Quest Manufacturing, Inc. for computer and related equipment which extended through 2008. Under the agreements, the Company was required to make two upfront payments totaling $6,931 and monthly payments of $6,139 through October 1, 2005, after which the monthly payments decreased to $5,792 upon the expiration of one sublease. The three remaining subleases were terminated effective December 1, 2005 pursuant to a termination agreement. The outstanding balance of $42,623.93 on the three subleases through November 30, 2005 was converted into a note due Quest Manufacturing with simple interest at 6% annually which becomes due on demand. Pursuant to the agreement, all further payments under the subleases were terminated. Quest agreed to allow Silicon Film and Voyager One the use of specified equipment through the original expiration dates of the subleases for the specified equipment except if Quest must, under the terms of the master leases, return the specified equipment for failure to comply with their terms. The remaining equipment under the subleases was returned to Quest Manufacturing. Total expense under the subleases for 2005 was $67,178.69 of which $24,554.76 was paid.

         A one-year renewal license starting on March 5, 2005 for organizational software required payments totaling $7,470 in 2005. The balance from 2004 of $9,425.88 was rolled over with the renewal fee requiring an upfront payment of $2,895.88 and the remainder of $14,000 was to be paid in four installments of $3,500, the last being in 2006. Total payments made in 2005 were $6,395.88. The license was not renewed in 2006 leaving an unpaid balance of $10,500.

         On October 14, 2005, the Company purchased engineering equipment for $1.00 as a buyout option on the expiration of a 2004 lease requiring monthly payments of $2,269.21. Total lease payments in 2005 were $15,884.47. On October 19, 2005, we sold this and other equipment and furniture to Quest Manufacturing for a total price of $48,231.38 pursuant to an asset purchase agreement. See note 7.

6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at:

                                        December 31,  December 31,
                                            2005         2004
                                        ------------  ------------
         Furniture and equipment        $  31,818     $  50,966
         Leasehold improvements             5,500         2,567
                                        ------------  ------------
                                           37,318        53,533
         Accumulated depreciation         (14,877)      (11,353)
                                        ------------  ------------
                                        $  22,441     $  42,180
                                        ============  ============

         The decrease in cost of equipment from $53,533 in 2004 to $37,318 is 2005 is due to an abandonment of assets, which resulted in a net abandonment loss of $9,530.

         Depreciation expense is $10,209 and $10,311 for the years ended December 31, 2005 and 2004, respectively.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

         Voyager One entered into an asset purchase agreement with Quest Manufacturing, Inc., an entity controlled by the Company's CEO, John Lichter, effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231.38 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718.21 and provided that the remaining balance of $31,513.17 is due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was offset by the balance due.

7.       PATENT PURCHASE AND NOTE PAYABLE
         --------------------------------

         On February 1, 2003 the Company purchased patents, trademarks, and other intellectual property rights from Quest Manufacturing Inc., which is wholly owned by the Company's CEO, in exchange for a note payable for $390,000 with a stated interest rate of 6% due on December 31, 2004 and the issuance of 15,365,000 shares of Class A Common Stock valued at $768,250. Additionally, the Company assumed an accounts payable of $75,922, payable to the patent attorney. On December 31, 2005, the note payable was renegotiated and the balance of $305,000 and accrued interest of $45,500 was consolidated with other outstanding notes due Quest Manufacturing, Inc. resulting in a long term note payable due December 31, 2008 with a principal balance of $427,767.77 and simple interest payable on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity.

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $133,428 for the years ended December 31, 2005 and 2004 respectively. The balance is:

                                          December 31,  December 31,
                                             2005          2004
                                         -------------- -------------
         Patents                         $  1,234,172   $  1,234,172
         Less: accumulated amortization      (389,161)      (255,733)
                                         -------------- -------------
                                         $    845,011   $    978,439
                                         ============== =============

8.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST
         ---------------------------------------------

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP which are being amortized over the term of the debentures.

         The components of the deferred financing costs are as follows at:

                                                   December 31,    December 31,
                                                        2005          2004
                                                   --------------  ------------
         Deferred financing costs                  $   165,000     $   767,878
         Less: accumulated amortization of fees       (102,014)       (162,772)
                                                   --------------  ------------
         Net deferred financing costs              $    62,986     $   605,106
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

                                                     December 31,   December 31,
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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

9.       INCOME TAXES
         ------------

         The components of the deferred tax asset are as follows:

                                                    December 31,    December 31,
                                                          2005         2004
                                                    --------------  ------------
         Deferred tax assets:
             Net operating loss carry-forward       $   1,518,000   $   829,000
             Amortization                                  15,000        15,000
             Temporary timing difference                  961,000       336,000
                                                    --------------  ------------

                                                        2,494,000     1,180,000
         Less: valuation allowance                     (2,494,000)   (1,180,000)
                                                    --------------  ------------
         Net deferred tax assets                    $          --   $        --
                                                    ==============  ============

         The Company had available approximately $4,080,000 unused federal and state net operating loss carry-forwards at December 31, 2005 that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2005 and December 31, 2004, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:

                                                     December 31,   December 31,
                                                        2005          2004
                                                    -------------   ------------

         Statutory federal tax (benefit) rate           (34.0)%        (34.0)%
         Statutory state tax (benefit) rate              (3.2)%         (3.2)%
                                                    -------------   ------------
         Effective tax rate                             (37.2)%        (37.2)%
         Valuation allowance                             37.2%          37.2%
                                                    -------------   ------------
                                                           --             --
                                                    ==============  ============

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

10.      CAPITAL STOCK
         -------------

         The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001. As of December 31, 2005 and December 31, 2004, there were 15,170,544 and 14,600,000 shares of Common Stock outstanding, respectively and 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding at December 31, 2005 and December 31, 2004, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. The holders of Common and Series A Preferred Stock vote together as a single class. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

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

         EXERCISE OF STOCK OPTIONS AND EXCHANGE OF STOCK WARRANT
         -------------------------------------------------------

         On April 28, 2004, the Company issued stock options for 400,000 shares of post stock split common stock at $0.25 per share to four key employees of the Company which expire in 2009. No vesting period was required. The Company does not have a stock-based compensation plan. These stock options were exercised on January 12, 2006 and were paid with promissory notes due Voyager One which were previously assigned from Quest Manufacturing, Inc. to each of the four key employees to be used as payment of the exercise of the options.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

11.      CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of December 31, 2005, Voyager One has received gross proceeds of $1,100,000 which includes 5% secured convertible debentures in the amount of $350,000 and $100,000 which were issued on May 25, 2005 and October 11, 2005, respectively. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of Voyager One's outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or
         (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager One, Inc.'s assets. In the event the debentures are redeemed, then Voyager One, Inc. will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital purchased the convertible debentures from Voyager One, Inc. in a private placement in May 2004. Cornell Capital has received a one-time structuring fee of $10,000 and a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been paid proportionately in cash upon receipt of each distribution of proceeds.

         On December 15, 2004, Cornell Capital assigned one-half or $325,000 of the issued debentures to date plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc., a Delaware corporation. On March 8, 2005, Voyager One consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, Voyager One issued a total of four new debentures to Cornell Capital and Trey Resources, each, in the amount of one-half of the originally issued debentures. Voyager One also issued additional three-year 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,386.98 and to Trey Resources in the amount of $3,695.21 which represent all interest earned pro rata on the original four debentures up to termination. All of these debentures mature on March 8, 2008. The terms, except as indicated above, are identical to those originally issued.

         On October 4, 2005, Voyager One received notification from its market maker, Basic Investors, Inc., that its information statement which was filed with the National Association of Securities Dealers, Inc. on Form 15c-211 in June, 2005 for quotation of its common stock on the Over The Counter Bulletin Board was approved. The trading symbol assigned to Voyager One is "VYGO.OB" This event made the beneficial conversion feature of the convertible debentures a certainty which was accounted for as a debit to interest expense in the amount of 1,040,525.

         On December 20, 2005, Voyager One issued 160,000 shares of unrestricted common stock to Cornell Capital upon conversion of $20,000 of the debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.125 per share representing 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

12.      NOTES PAYABLE
         -------------
         The notes payable balance consists of the following:

                                                            December 31, 2005   December 31, 2004
                                                           -------------------- -------------------
           12% note payable to Byrne, principal
               and accrued interest of $59,274.08
               converted into 47,420 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005           $          --        $      50,000

           12% note payable to A. Byrne, principal
               and interest due April 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005.
               Remainder of principal and accrued
               interest was converted on March 3, 2006             29,241              50,000

           12% note payable to P. Byrne, principal
               and interest due April 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005.
               Remainder of principal and accrued
               interest was converted on March 3, 2006             28,452              50,000

           24% note payable to Coan, principal and
               interest due December 31, 2005. Coan was
               repaid $10,000 of the original principal
               balance of $50,000 on August 6, 2004
               and $5,000 of the principal balance on
               December 20, 2004 (an extension has
               not been reached with note holder)                  35,000              35,000

           12% note payable to Culbertson, principal
               and accrued interest of $29,541.43
               converted into 23,634 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               25,000

           12% note payable to Didonato, principal
               and accrued interest of $29,402.35
               converted into 23,522 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               25,000

           12% note payable to Hemmel, principal
               and interest due June 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                                    50,000                   --



                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                            December 31, 2005    December 31, 2004
                                                           -------------------- -------------------
           12% note payable to Jassy, principal
               and accrued interest of $60,184.45
               converted into 32,099 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005           $          --        $      56,125

           12% note payable to Jassy, principal
               and accrued interest of $29,567.49
               converted into 23,654 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               25,000

           12% note payable to Lake & Associates,
               principal and accrued interest of
               $228,050.41 converted into 98,766
               shares of common stock at $2.309
               (92.4% conversion based on price of
               $2.50 per share) on July 25, 2005                      --              200,000

           12% note payable to Lamb, principal
               and accrued interest of $55,014.96
               converted into 44,012 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               50,000

           12% note payable to Matz, principal
               and accrued interest of $38,138.88
               converted into 20,341 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               34,971

           12% note payable to McGrain, principal
               and accrued interest of $29,471.88
               converted into 23,578_shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               25,000

           12% note payable to Nolan, principal and
               interest due April 30, 2006,
               convertible into common stock
               after company's listing on a public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                                    44,521                   --

           12% note payable to O'Keefe, principal
               and accrued interest of $87,843.29
               converted into 46,850 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                      --               82,500

           12% note payable to Prikos, principal and
               interest due December 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $75,000 (principal and accrued interest
               of $84,073.97 were converted into
               749,102 shares of common stock on
               January 12, 2006)                                  84,074               75,000



                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                            December 31, 2005   December 31, 2004
                                                           -------------------- -------------------

           24% note payable to Schmidt, principal and
               interest due December 31, 2005 (principal   $      30,000        $      37,000
               and accrued interest of $38,668.44 were
               used to purchase 966,711 shares
               of common stock on March 10, 2006)

           24% note payable to Webb, principal and
               interest due December 31, 2005 (principal
               and accrued interest of $32,430.13 were
               used to purchase 810,754 shares
               of common stock on March 28, 2006)                 25,000               25,000

           24% note payable to Weidner, principal and
               interest due January 10, 2005 and
               subsequently paid in full on
               January 10, 2005                                       --               60,000
                                                           -------------------  --------------------
                                                           $     326,288        $     905,596
                                                           ===================  ====================

The notes payable - employee balance consist of the following:

            0% note payable to Castro for $2,976.25,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of a portion of
               the principal of a $20,000 note that
               matured to be used as payment for
               options (subsequently paid upon
               exercise of options on January 12, 2006)    $       2,976         $         --

            0% note payable to Fuhs for $47,023.75,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of a portion of
               the principal of a $80,000 note that
               matured to be used as payment for
               options (subsequently paid upon
               exercise of options on January 12, 2006)           47,024                   --

            0% note payable to Parham for $2,976.25,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of a portion of
               the principal of a $20,000 note that
               matured to be used as payment for
               options (subsequently paid upon
               exercise of options on January 12, 2006)            2,976                   --

            0% note payable to Persin for $47,023.75,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of $32,976.25 of
               the principal of a $80,000 note and
               $14,047.50 of principal of a $20,000
               note, both of which matured to be used
               as payment for options (subsequently
               paid upon exercise of options on
               January 12, 2006)                                  47,024                   --
                                                           -------------------   -------------------
                                                           $     100,000         $         --
                                                           ===================   ===================



                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

           The notes payable - short term related party balance consists of the following:

                                                            December 31, 2005    December 31, 2004
                                                           --------------------  -------------------
            6% note payable to Castle Hill Advisory
               Group, principal and interest due
               August 9, 2005 (assigned principal and
               accrued interest to Quest Manufacturing,
               Inc. on June 1, 2005 which Quest
               consolidated into note dated September 30,
               2005 with a principal of $136,941.37,
               the principal and accrued interest of
               which was assigned to Castle Hill
               and consolidated on December 1, 2005
               with a note due Quest dated October 3,
               2005 with a principal of $25,000, the
               resulting note having a principal of
               $163,579.51 which was consolidated
               with outstanding notes into a long
               term promissory note on December 31,
               2005, see below)                            $          --         $     60,000

            6% note payable to Castle Hill Advisory
               Group dated August 17, 2004, principal
               and interest due on demand (consolidated
               with outstanding notes into a long term
               promissory note on December 31, 2005,
               see below)                                             --               17,628

            6% note payable to Castle Hill Advisory
               Group dated November 3, 2004, principal
               and interest due on demand anytime after
               August 9, 2005 (consolidated with
               outstanding notes into a long term
               promissory note on December 31, 2005,
               see below)                                             --               50,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               on demand anytime after August 9, 2005.
               (consolidated with outstanding notes
               into a long term promissory note, see
               below)                                                 --              305,000

            6% note payable to Quest Manufacturing,
               Inc. dated June 1, 2004, principal and
               interest due (90) days after its
               registration statement has been declared
               effective which registers all shares of
               common stock to be issued under all
               convertible debentures purchased pursuant
               to the securities purchase agreement dated
               May 14, 2004.(consolidated into note dated
               September 30, 2005 with principal of
               $136,941.37 representing principal and
               accrued interest of notes dated June 1, 2004
               and June 1, 2005 of $64,793, each and
               accrued interest of assigned notes of
               principal only dated July 1, 2004 and
               August 17, 2004 of $6,010 and $1,345,
               respectively). Quest assigned principal
               and accrued interest of consolidated note
               of $138,337 to Castle Hill Advisory Group
               on December 1, 2005.                                   --               60,000

            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               August 9, 2005, assigned to employees
               on September 30, 2005 to be used as
               payment to exercise options
                                                                      --               80,000
            6% note payable to Quest Manufacturing,
               Inc., principal and interest due
               August 9, 2005, assigned to employees
               on September 30, 2005 to be used as
               payment to exercise options                            --               20,000
                                                           -------------------   ------------------
                                                           $          --         $    592,628
                                                           ===================   ==================


                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

      The notes payable - long term related party balance consists of the following:

                                                            December 31, 2005    December 31, 2004
                                                           --------------------  -------------------
         Prime note payable to Castle Hill Advisory
               Group, an entity controlled by the
               Company's president and acting chief
               financial officer, Sebastien DuFort,
               principal due December 31, 2008,
               interest payable on last day of each
               month at prime rate as published in
               Wall Street Journal on first business
               day of each month on outstanding
               principal balance for each respective
               month until maturity. This note
               consolidates the following notes with
               principal and accrued interest as
               follows:

                Date of               Accrued
                 Note     Principal   Interest

               08/17/04 $ 17,627.76  $1,451.77
               11/03/04 $ 50,000.00  $3,312.33
               02/01/05 $ 25,000.00  $1,368.49
               04/01/05 $  1,500.00  $   67.56
               07/19/05 $ 50,000.00  $1,356.16
               07/28/05 $ 20,000.00  $  509.59
               09/08/05 $  4,000.00  $   74.96
               10/13/05 $ 12,000.00  $  155.84
               10/20/05 $  6,000.00  $   71.01
               10/26/05 $  2,000.00  $   21.70
               12/01/05 $163,579.51  $  806.69
               12/21/05 $ 50,000.00  $   82.19
              *11/16/05 $ 50,000.00  $  706.85
              *represents a note assigned from
               Chace to Castle Hill on December
               31, 2005                                    $        461,692      $         --

         Prime note payable to Quest Manufacturing, Inc., an entity controlled by the Company's CEO, John Lichter, principal due December 31, 2008, interest payable on last day of each month at prime rate as published in Wall Street Journal on first business day of each month on outstanding principal balance for each respective month until maturity.
               This note consolidates
               the following notes with principal and
               accrued interest as follows:

                 Date of               Accrued
                  Note     Principal   Interest

               02/01/03 $ 305,000.00 $45,500.00
               10/07/05 $  25,000.00 $   349.32
               11/3/05  $   9,000.00 $    84.33
               12/01/05 $  42,623.93 $   210.20            $        427,768      $         --
                                                           --------------------  ------------------
                                                           $        889,460      $         --
                                                           ====================  ==================

           The notes payable - long term balance consists of the following:

                                                            December 31, 2005   December 31, 2004
                                                           --------------------  ------------------
            6% note payable to Oberman, principal
               and interest due April 1, 2007,
               convertible after April 1, 2006 at the
               holder's request into common stock
               of the company at a 40% discount to the
               average closing bid price for ten trading
               days preceding the conversion date          $      25,000          $    25,000

            Long term portion of convertible debentures
            See note 11.                                       1,101,082            1,400,000
                                                           --------------------  ------------------
                                                           $   1,126,082          $ 1,425,000
                                                           ====================  ==================

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

         On October 4, 2005, Voyager One received notification from its market maker, Basic Investors, Inc., that its information statement which was filed with the National Association of Securities Dealers, Inc. on Form 15c-211 for quotation of our common stock on the Over The Counter Bulletin Board was approved. The trading symbol assigned to Voyager One is "VYGO." This event made the beneficial conversion feature of the convertible notes a certainty which was accounted for as a charge to interest expense in the amount of $539,920.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

14.      SUBSEQUENT EVENTS

         On January 12, 2006, Voyager One issued 400,000 shares of restricted common stock to four key employees upon exercise of options at $0.25 per share which were paid for with promissory notes previously assigned from Quest Manufacturing, Inc. to each of the four key employees on September 30, 2005.

         On January 12, 2006, Voyager One issued 749,102 shares of common stock to Prikos at $0.125 per share pursuant to an election of conversion of a convertible note at 50% of the lowest closing bid price of our common stock on that date.

         On January 24, 2006, Voyager One issued an unsecured $10,000 note payable to Castle Hill Advisory Group with principal due on demand and interest payable monthly on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. No demand has been made as of the date of this filing.

         On February 7, 2006, Voyager One entered into an addendum to the asset purchase agreement with Quest Manufacturing, Inc., effective October 19, 2005, for the purchase of equipment and furniture in the amount of $48,231.38 payable in one lump sum. A payment of $16,718.21 was received on February 7, 2006. The addendum provided that the effective date of the asset purchase agreement and bill of sale would be postponed until February 7, 2006 and an invoice for the remaining balance of $31,513.17 was to be issued to Quest which is due on May 31, 2006. On March 31, 2006, the principal of a note payable due Quest Manufacturing, Inc. dated December 31, 2005 was reduced by the remaining balance.

         On February 7, 2006, Voyager One issued, pursuant to a securities purchase agreement, 600,000 shares of restricted common stock to Persin, the Company's Vice President and Corporate Secretary, for a total purchase price of $18,000 at $0.03 per share based on the closing bid price of our common stock on February 6, 2005.

         On February 8, 2006, Voyager One issued 280,000 shares of unrestricted shares of common stock to Cornell Capital upon conversion of $3,500 of the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

         On February 8, 2006, Voyager One issued 440,000 shares of unrestricted shares of common stock to Trey Resources, Inc. upon conversion of $5,500 of the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

         On February 16, 2006, Voyager One issued an unsecured $15,000 note payable to Castle Hill Advisory Group with principal due on demand and interest payable monthly on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. No demand has been made as of the date of this filing.

         On February 23, 2006, Voyager One issued, pursuant to a securities purchase agreement, 666,667 shares of restricted common stock to Persin for a total purchase price of $20,000 at $0.03 per share based on the closing bid price of our common stock on February 22, 2006.

         On February 23, 2006, Voyager One issued, pursuant to a securities purchase agreement, 100,000 shares of restricted common stock to O'Keefe for a total purchase price of $3,000 at $0.03 per share based on the closing bid price of our common stock on February 22, 2005.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2005
--------------------------------------------------------------------------------

         On March 3, 2006, Voyager One issued 1,114,476 shares of common stock to Anna Byrne at $0.03 per share pursuant to an election of conversion of principal and accrued interest of $33,434.28 of a convertible note at 75% of the closing bid price of $0.04 per share on that date.

         On March 3, 2006, Voyager One issued 1,085,261 shares of common stock to Patrick Byrne at $0.03 per share pursuant to an election of conversion of principal and accrued interest of $32,557.81 of a convertible note at 75% of the closing bid price of $0.04 per share on that date.

         On March 10, 2006, Voyager One issued, pursuant to a securities purchase agreement, 966,711 shares of restricted common stock to Schmidt for a total purchase price of $38,668.44 at $0.04 per share which was paid for with the exchange and retirement of a note payable dated August 17, 2004.

         On March 28, 2006, Voyager One issued, pursuant to a securities purchase agreement, 810,754 shares of restricted common stock to Webb for a total purchase price of $32,430.13 at $0.04 per share at 72.7% of the closing bid price of $0.055 per share on that date which was paid for with the exchange and retirement of the principal and accrued interest of a note payable dated July 20, 2004.

         See note 12 for information related to the beneficial conversion features of these notes.

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

Item 8A. Controls and Procedures

         Our President and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for Voyager One. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         Voyager One's current directors and executive officers are as follows:

         NAME                   AGE       POSITION
         ----                   ---       --------

         John Lichter           47        Chief Executive Officer and Director

         Sebastien DuFort       37        President, Acting Chief Financial
                                          Officer and Director

         Cathy A. Persin        48        Vice President and Corporate Secretary


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

         CATHY A. PERSIN, VICE PRESIDENT AND CORPORATE SECRETARY. Ms. Persin has 21 years experience as a litigation attorney and managed her own practice since 1990 prior to her employment with Voyager One in March, 2004. She has been licensed to practice law in the State of Illinois since 1982 and was admitted to the federal bar for the U.S. District Court for the Northern District of Illinois in 1984. Ms. Persin is also a licensed real estate broker in Illinois since 1984. She has interned with the U.S. Chamber of Commerce sponsored through Georgetown University in 1978. She received a B.B.A. from St. Mary's College, Notre Dame, Indiana in 1979 and a J.D. from The John Marshall Law School, Chicago, Illinois in 1982. Ms. Persin also serves as an arbitrator for the court-annexed mandatory arbitration program for the Circuit Court of Cook County.

FAMILY RELATIONSHIPS

         There are no family relationships between the officers or directors.

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

Item 10.  Executive Compensation.
          -----------------------

EXECUTIVE COMPENSATION

         John Lichter and Sebastien DuFort became the executive officers and directors of Voyager One in February, 2004. They received compensation beneficially pursuant to a Management Agreement between Quest Manufacturing, Inc., Castle Hill Advisory Group and Silicon Film Technologies, Inc. Quest Manufacturing, Inc. is an entity controlled by John Lichter, and Castle Hill Advisory Group is an entity controlled by Sebastien DuFort. Under the terms of the Management Agreement, Quest Manufacturing, Inc. and Castle Hill Advisory Group were paid a monthly management fee each in the amount of $20,000.00 for management services to Silicon Film Technologies, Inc. for the operations of Silicon Film Technologies, Inc., including, but not limited to, day to day operations, sales, strategic development, finance, development of intellectual property rights and human resources. We received notice of termination of the Management Agreement on June 1, 2004, and on July 1, 2004, that agreement terminated.

         On July 1, 2004, John Lichter and Sebastien DuFort entered into revised Employment Agreements with Silicon Film under which they will each receive a salary of $180,000 annually for an unspecified term. On February 1, 2006, the terms of compensation were amended to provide for a monthly salary, each, of $1.00. The following table provides information regarding the compensation earned during the most recent three fiscal years by the former president, Gerry Martin, our current chief executive officer, John Lichter, and our current president, Sebastien DuFort.

         Prior to the share exchange transaction in February, 2004, Gerry Martin acted as our president, treasurer and director and received no compensation for performance of services.

         The following table sets forth certain information regarding compensation awarded to, earned by or paid to our executive officers during each of the last three fiscal years.

                                          SUMMARY COMPENSATION TABLE

                              Annual Compensation               Long-term Compensation
                       ------------------------------  -----------------------------------------------
                                                              Awards            Payouts
                                                       -----------------------  -------
                                                                    Securities
                                                       Restricted   underlying
Name and                                   Other annual    stock       options/     LTIP     All other
Principal                Salary     Bonus  Compensation   award(s)       SARs      payouts  compensation
Position           Year     ($)        ($)       ($)          ($)          (#)         ($)         ($)
---------         ------ ------     -----  ------------  -----------  -----------  -------  ------------
(a)                (b)      (c)        (d)       (e)          (f)          (g)         (h)         (i)

John Lichter       2003      -- (2)    --         --          --            --          --   $ 3,321.90(3)
    CEO (1)        2004  $90,000(4)    --         --          --            --          --   $20,625.62(5)
                   2005 $180,000(6)    --         --          --            --          --   $17,055.42(7)
Sebastien DuFort
    President (8)  2003      -- (9)   --         --          --            --          --   $ 7,047.77(10)
                   2004  $90,000(11)   --         --          --            --          --   $17,475.73(12)
                   2005 $180,000(6)    --         --          --            --          --   $21,449.81(13)

(1) John Lichter has been CEO of Silicon Film Technologies, Inc. since June 2002 and Voyager One, Inc. since February 25, 2004.

(2) Does not include $60,000 in management fees earned in 2003 by Quest Manufacturing, Inc. for services rendered to Silicon Film Technologies, Inc. $40,000 of this fee, accounted for as an account payable, was restructured with other monies due Quest into a promissory note dated June 1, 2004 with a principal amount of $60,000. See footnote (5). Management fees of $20,000 were paid in 2003.

(3) This amount consists of reimbursement by Silicon Film of automobile lease payments of $2,924.73 incurred from October through December, 2003 and an automobile insurance premium of $397.17.

(4) Does not include $120,000 in management fees earned in 2004 by Quest Manufacturing for services rendered to Silicon Film Technologies, Inc. $20,000 of this fee, accounted for as an account payable, was restructured with other monies due Quest into a promissory notes dated June 1, 2004 with a principal amount of $60,000. The remaining $100,000 was restructured into a note dated July 1, 2004 with a principal amount of $80,000 and a note dated August 17, 2004 with a principal amount of $20,000.

         The salary indicated has not been paid as of March 29, 2006.

(5) This amount consists of health insurance premiums of $14,281.53 and life insurance premiums of $55.35 incurred in 2004 and paid by us for Mr. Lichter's benefit and reimbursement of automobile lease payments of $5,849.46 incurred from January through June, 2004 and an automobile insurance premium of $439.28.

(6)      The salary indicated has not been paid as of March 29, 2006.

(7) This amount consists of health insurance premiums of $16,993.92 and life insurance premiums of $61.50 incurred in 2005 and paid by us for Mr. Lichter's benefit.

(8) Sebastien DuFort has been President of Silicon Film Technologies, Inc. since February 2003 and Voyager One, Inc. since February 25, 2004.

(9) Does not include $60,000 in management fees earned in 2003 by Castle Hill Advisory Group for services rendered to Silicon Film Technologies, Inc. $40,000 of this fee was paid in 2003 and $20,000 was paid in January, 2004.

(10) This amount consists of reimbursement by Silicon Film of automobile lease payments of $6,277.70 incurred from April through December, 2003 and automobile service/maintenance of $770.07.

(11) Does not include $120,000 in management fees earned in 2004 by Castle Hill Advisory Group for services rendered to Silicon Film Technologies, Inc. $77,000 of this fee, accounted for as an account payable, was restructured into promissory notes dated June 1, 2004 in the principal amount of $60,000 and the other dated August 17, 2004 in the principal amount of $17,627.77 which also included $627.77 representing reimbursement for an automobile lease payment. See footnote 13. Management fees of $63,000 were paid in 2004.

         The salary indicated has not been paid as of March 29, 2006.

(12) This amount consists of health insurance premiums of $14,281.53 and life insurance premiums of $55.35 incurred in 2004 and paid by us for Mr. DuFort's benefit and reimbursement of automobile lease payments of $3,138.85 incurred from January through May, 2004. The June, 2004 payment of $627.77, accounted for as an account payable, was restructured with $60,000 in management fees owed Castle Hill, into a promissory note dated August 17, 2004 with a principal amount of $17,627.77. See footnote 12.

(13) This amount consists of health insurance premiums of $16,993.92 and life insurance premiums of $61.50 incurred in 2005 and paid by us for Mr. DuFort's benefit and reimbursement of automobile lease payments of $4,394.39 incurred May through November, 2005.

COMPENSATION OF DIRECTORS

Our directors do not receive compensation pursuant to any standard or other arrangement for their services as directors.


EMPLOYMENT AGREEMENTS

         On October 1, 2003, Silicon Film entered into an Employment Agreement with John Lichter to act as chief executive officer for an unspecified term, whereby he received no compensation. On July 1, 2004 Silicon Film entered into a new Employment Agreement which superseded the previous Agreement to include an annual compensation of $180,000. On February 1, 2006, the terms of compensation were amended to provide for an annual salary of $12.00 to be paid in monthly payments of $1.00.

         On October 1, 2003, Silicon Film entered into an Employment Agreement with Sebastien Dufort to act as president for an unspecified term, whereby he received no compensation. On July 1, 2004 Silicon Film entered into a new Employment Agreement which superseded the previous Agreement to include an annual compensation of $180,000. On February 1, 2006, the terms of compensation were amended to provide for an annual salary of $12.00 to be paid in monthly payments of $1.00.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          --------------------------------------------------------------

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table presents certain information regarding beneficial ownership of Voyager One's common stock as of March 29, 2006. A certain beneficial owner is defined as: (i) each person known by Voyager One to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. The address for each person below is c/o Voyager One, Inc., 16 East Hinsdale Avenue, Hinsdale, Illinois 60521.

                                                         COMMON STOCK
                                                      BENEFICIALLY OWNED
                                                     AS OF MARCH 29, 2006
                                                      ------------------
NAME                                                NUMBER         PERCENT(1)
----                                                ------         ----------
John Lichter*                                     3,762,203 (2)       16.09%
Sebastien DuFort*                                 3,712,203 (3)       15.88%
Cathy A. Persin*                                  1,666,667            7.13%
Anna & Patrick Byrne                              2,523,825 (4)       10.79%
                                                  -------------       ------

*All officers and directors                       9,141,073           39.09%
                                                  -------------       ------
--------------------------

(1) Applicable percentage of ownership is based on a total of 23,383,515 shares of common stock outstanding as of March 29, 2006 which assumes that 1,000,000 shares of Series A preferred stock are converted into 1,000,000 shares of our common stock. There are no options held by any of these stockholders.
(2) These shares are held indirectly through Quest Manufacturing, Inc., an entity wholly owned and controlled by John Lichter. Includes
         500,000 shares of our Series A preferred stock which are convertible at the option of the holder into shares of our common stock on a one for one basis. Each share of our Series A preferred stock entitles the holder to 100 votes.
(3) Includes 500,000 shares of our Series A preferred stock which are convertible at the option of the holder into shares of our common stock on a one for one basis. Each share of our Series A preferred stock entitles the holder to 100 votes.
(4) Anna and Patrick Byrne own 297,420 of these shares in joint tenancy with rights of survivorship. 1,127,810 of these shares are owned directly by Anna Byrne alone and 1,098,595 of these shares are owned directly by Patrick Byrne alone. Anna and Patrick Byrne indirectly own the shares directly owned by the other since they are husband and wife living in the same household.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2005. There were no equity compensation plans in effect as of December 31, 2005 and 2004.

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

Item 12.  Certain Relationships and Related Transactions.

RELATED PARTY TRANSACTIONS

         Prior to the share exchange transaction in February, 2004, Voyager One utilized the office space of Gerry Martin's company as its principal executive office free of charge. Gerry Martin was our then president, treasurer, director and majority shareholder. The office was located at 2102 Business Center Drive, Suite #130, Irvine, California 92612. After the share exchange transaction, our principal executive offices have been leased from unaffiliated third parties pursuant to written agreements.

         In February 2003, Silicon Film purchased from Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) all of the non-cash assets and assumed one accounts payable of a now-bankrupt California company for a total purchase price of $1,158,250. Under the terms of the agreement, Quest received 15,365,000 shares of Class A Common Stock of Silicon Film Technologies, Inc. valued at $768,250 or $0.05 per share and was to be paid $70,000 by June 30, 2003 and $320,000 by December 31, 2004. The unpaid balance accrued interest at the rate of 6% per annum. On December 31, 2005, the unpaid principal balance of $305,000 and accrued interest of $45,500 was consolidated with outstanding notes due Quest Manufacturing into one promissory note that matures on December 31, 2008 with a principal amount of $427,767.77. See discussion below.

         On October 1, 2003, Silicon Film Technologies, Inc. entered into Employment Agreements with John Lichter to act as its chief executive officer and Sebastien DuFort to act as its president for an unspecified duration with no compensation. Prior to the acquisition of Silicon Film in February, 2004, the officers and directors of Voyager One received no compensation for their services except for 5,000 shares of common stock issued to Ms. Heller, our secretary, in April 2000. Pursuant to the Agreement and Plan of Reorganization between Voyager One and Silicon Film of February 25, 2004, John Lichter and Sebastien DuFort became the officers and directors of Voyager One. They received compensation beneficially pursuant to a Management Agreement dated October 1, 2003 among Quest Manufacturing Inc., Castle Hill Advisory Group and Silicon Film. Quest Manufacturing is an entity controlled by John Lichter, and Castle Hill Advisory Group is an entity controlled by Sebastien DuFort. Under the terms of the Management Agreement, Voyager one paid each of Quest Manufacturing and Castle Hill Advisory Group a monthly management fee in the amount of $20,000 for management services and operations of Silicon Film Technologies, including day-to-day operations, sales, strategic development, finance, development of intellectual property rights and human resources. Voyager One received notice of termination of the Management Agreement on June 1, 2004, with an effective termination date of July 1, 2004. On July 1, 2004 Silicon Film entered into new Employment Agreements with John Lichter, to act as its chief executive officer, and Sebastien DuFort, to act as its president, for an unspecified duration which superseded the previous agreements. The terms include an annual compensation of $180,000 each payable in bi-weekly installments. On February 1, 2006, the terms of compensation were amended to reflect an annual salary of $12.00 to be paid in monthly installments of $1.00.

         On January 27, 2004, Silicon Film Technologies, Inc. issued a 12% $50,000 convertible note to Anna and Patrick Byrne, as joint tenants with rights of survivorship, which matured on February 1, 2005. Upon maturity, the note holder had the option to convert all or part of the amount due into the common stock of Silicon Film at 50% of the going price of the stock at close of business on January 31, 2005. This note was renegotiated and replaced on February 1, 2005 with a 12% note totaling $56,049.32 convertible into our common stock after it had been listed on a public market for ninety days at 50% of the average closing bid price for the thirty trading days immediately preceding the conversion date. The note matured on July 31, 2005. Voyager One had the option, prior to maturity, to redeem the note in whole or in part at 110% of the face value of the original principal amount plus accrued interest until the redemption date provided a five day written notice was given to the note holder to allow the note holders the option to convert the note into common stock. Prior to our stock being traded on the OTC Bulletin Board, we offered the Byrne's the right to convert the outstanding principal and accrued interest at a 50% conversion rate based on a price of $2.50 per share. On July 25, 2005, pursuant to this right, the Byrne's elected to convert the outstanding principal and accrued interest totaling $59,274.08 into 47,420 shares of restricted common stock at $1.25 per share. Anna Byrne and Patrick Byrne, husband and wife, are each deemed to be a 10% beneficial owner of our common stock.

         In March, 2004, Voyager One entered into various subleases for computer and related equipment with Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) which required two upfront payments totaling $6,931.38 and monthly payments totaling $6,139 through October, 2005 after which the monthly payments decreased to $5,791.79 upon the expiration of one sublease. All of these subleases were structured as pure "pass through" leasing arrangements and were on pricing terms that are identical to Quest Manufacturing's pricing under the master leases. In other words, Quest Manufacturing did not generate any profit from these subleases, and these arrangements were essentially a pass-through of arm's length terms with an terms with an unaffiliated third party. The three remaining subleases were terminated effective December 1, 2005 pursuant to a termination agreement. Pursuant to the termination agreement, all further payments under the subleases were terminated. Quest agreed to allow Silicon Film and Voyager One the use of specified equipment through the original expiration dates of the subleases for the specified equipment except if Quest must, under the terms of the master leases, return the specified equipment for failure to comply with their terms. The remaining equipment under the subleases was returned to Quest Manufacturing. Total expense under the subleases for 2005 was $67,178.69 of which 24,554.76 was paid. The outstanding balance of $42,623.93 on the three subleases through November 30, 2005 was converted into a note due Quest Manufacturing with simple interest at 6% annually which becomes due on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Quest into a note payable which matures on December 31, 2008 with an original principal amount of $427,767.77.

         On April 28, 2004, Voyager One issued a stock option to Persin, our vice president and corporate secretary, to purchase 188,095 shares of post stock split common stock at an exercise price of $0.25 per share which expires on April 28, 2009. No vesting period was required. The Company did not have a stock-based compensation plan. See discussion below for events of September 30, 2005.

         On June 1, 2004, Voyager One issued an unsecured 6% $60,000 note payable with principal and interest due November 1, 2004 to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort). This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Castle Hill Advisory Group. The maturity date was ultimately renegotiated to August 9, 2005. This note, in the original principal amount and accrued interest from June 1, 2004, was assigned to Quest Manufacturing, Inc. effective June 1, 2005. To reflect the assignment, a new 6% $60,000 note payable was issued on June 1, 2005, to Quest under identical terms of this note and amendments thereto.

         On June 1, 2004, Voyager One issued an unsecured 6% $60,000 note payable with principal and interest due November 1, 2004 to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter). This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Quest Manufacturing, Inc. The maturity date was ultimately renegotiated to August 9, 2005. On September 30, 2005, the original principal amount of $60,000 and unpaid interest of $4,793.42 was renegotiated and consolidated with three other outstanding notes payable into a new 6% note payable on demand with an original principal amount of $136,941.37 which was assigned to Castle Hill Advisory Group on December 1, 2005 with another note payable due Quest dated October 3, 2005.

         On July 1, 2004, Voyager One issued an unsecured 6% $80,000 note payable with principal and interest due November 1, 2004 to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter). This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Quest Manufacturing, Inc. The maturity date was ultimately renegotiated to August 9, 2005. On September 30, 2005, the outstanding principal was assigned to two key employees, Fuhs and Persin in the amounts of $47,023.75 and $32,976,976.25, respectively, and a 0% note was issued to each employee, the proceeds of which were to be used to exercise, in whole, their respective option with Voyager One to purchase 188,095 shares of our common stock. On September 30, 2005, the unpaid interest of $6,009.86 was consolidated with three other outstanding notes payable to Quest Manufacturing, Inc. into a new 6% note payable on demand with an original principal amount of $136,941.37.

         On July 15, 2004, Voyager One entered into an agreement with CMI Capital, LLC. This agreement supersedes and replaces any previous agreements, whether written or verbal between CMI Capital, LLC and Voyager One, and/or its subsidiaries or affiliates, and any liabilities under these agreements are considered satisfied and any rights under these agreements are terminated and cancelled. Pursuant to the agreement CMI Capital, LLC was issued a warrant to purchase 666,666 shares of Voyager One's common stock at an exercise price of $0.25 per share, such exercise being restricted until January 15, 2005 and expiring on January 15, 2010. CMI Capital, LLC was issued this warrant for consulting services. On September 30, 2005, CMI elected to exchange the stock warrant for 600,000 shares of the Company's restricted common stock pursuant to a right of exchange offered by the Company. Subsequently, CMI Capital, LLC rescinded the election of exchange as of September 30, 2005, but retained all rights under the terms of the warrant as originally issued. CMI Capital LLC's principals and managers are Gerry Martin and Greg Orlandella, each having an equal interest. Gerry Martin was previously an officer and director of Voyager One and he resigned all positions in February, 2004. Other than herein disclosed, CMI Capital, LLC does not have any other outstanding agreements with Voyager One.

         On August 17, 2004, Voyager One issued an unsecured 6% $17,627.77 note payable with principal and interest due December 31, 2004 to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort). This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Castle Hill Advisory Group. The maturity date was ultimately renegotiated to August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On August 17, 2004, Voyager One issued an unsecured 6% $20,000.00 note payable with principal and interest due December 31, 2004 to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter). This note was issued in connection with the restructuring of accounts payable debt for management services rendered by Quest Manufacturing, Inc. The maturity date was ultimately renegotiated to August 9, 2005. On September 30, 2005, principal of $2,976.25 was assigned, each, to two key employees, Castro and Parham, and a 0% note was issued to each employee, the proceeds of which were to be used to exercise, in whole, their respective option with Voyager One to purchase 11,905 shares of our common stock. Principal of $14,047.50 was assigned to another key employee, Persin, and a 0% note was issued in the amount of $47,023.75 ($32,976.25 of principal was assigned to Persin from July 1, 2004 Quest note), the proceeds of which were to be used to exercise, in whole, the option with Voyager One to purchase 188,095 shares of our common stock. On September 30, 2005, the unpaid interest of $1,344.66 was consolidated with three other outstanding notes payable to Quest into a new 6% note payable on demand with an original principal amount of $136,941.37.

         On November 3, 2004, Voyager One issued an unsecured 6% $60,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due January 4, 2005 of which $50,000 had been received. The note was later amended on its face to reflect the principal amount of $50,000. The maturity date was ultimately renegotiated to anytime on demand after August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         During the year ended December 31, 2004, Voyager One received legal services from Alami valued at $18,363. Alami was a ten percent shareholder which ceased after February 19, 2004. There was no balance owed as of December 31, 2004.

         On February 1, 2005, Voyager One issued an unsecured 6% $25,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due after March 31, 2005. The maturity date was ultimately renegotiated to anytime on demand August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On March 31, 2005, Voyager One issued a 12%, $54,241.10 convertible note to Anna Byrne as a result of a renegotiated 24% promissory note with a principal amount of $50,000 due March 31, 2005. On the same date we also issued a 12% $53,452.05 convertible note to Patrick Byrne as a result of a renegotiated 24% promissory note with a principal amount of $50,000 due April 18, 2005. Both notes had a maturity date of September 27, 2005 and were convertible into our common stock after it had been listed on a public market for 90 days at 75% of the average closing bid price for the thirty trading days immediately preceding the conversion date. Voyager One had the option, prior to maturity, to redeem these notes in whole or in part at 110% of the face value of the original principal amount plus accrued interest until the redemption date provided a five day written notice was given to allow the note holders the option to convert the note into common stock. Prior to our stock being traded on the OTC Bulletin Board, we offered these note holders the right to convert their outstanding principal and accrued interest at a 75% conversion rate based on a price of $2.50 per share. On July 25, 2005, pursuant to this right, Anna Byrne and Patrick Byrne, each, elected to convert $25,000 of their notes into 13,334 shares of common stock. The maturity date of each note was ultimately extended to April 30, 2006. On March 3, 2006, we offered Anna Byrne and Patrick Byrne, each, the right to convert the outstanding principal and accrued interest of their notes into shares of our common stock at 75% of the closing bid price of $0.04 per share on that date. Anna Byrne elected to convert the remaining outstanding principal and accrued interest of $33,434.28 into 1,114,476 shares of common stock at $0.03 per share. Patrick Byrne elected to convert the remaining outstanding principal and accrued interest of $32,557.81 into 1,085,261 shares at $0.03 per share. As a result of this transaction, Anna Byrne and Patrick Byrne, husband and wife, are each deemed to be a 10% beneficial owner of our common stock based on the indirect beneficial ownership of the shares directly owned by the other spouse living in the same household. Anna Byrne directly owns 1,425,230 shares of common stock of which 297,420 shares are held in joint tenancy with Patrick. Patrick owns 1,396,015 shares of common stock of which 297,420 shares are held in joint tenancy with Anna.

         On April 1, 2005, Voyager One issued an unsecured 6% $1,500 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due July 31, 2005. The maturity date was ultimately renegotiated to anytime on demand after August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On June 1, 2005, Voyager One issued an unsecured 6% $60,000 note payable to Quest Manufacturing, Inc. (an entity contolled by our CEO, John Lichter) with principal and interest due August 9, 2005 as a result of an assignment dated June 1, 2005 by Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer) of a 6% note payable dated June 1, 2004 with a principal of $60,000 and accrued interest of $3,600. On September 30, 2005, principal of $60,000 and unpaid interest to date of $4,793.42 was renegotiated and consolidated with three other outstanding notes payable to Quest Manufacturing, Inc. into a new 6% note payable on demand with an original principal amount of $136,941.37 which was assigned to Castle Hill Advisory Group on December 1, 2005 with another note payable due Quest Manufacturing, Inc. dated October 3, 2005.

         On July 19, 2005, Voyager One issued an unsecured 6% $50,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due on demand anytime after August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On July 28, 2005, Voyager One issued an unsecured 6% $20,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due on demand anytime after August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On September 8, 2005, Voyager One issued an unsecured 6% $4,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On September 30, 2005, Voyager One issued an unsecured 6% $136,941.37 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal and interest due on demand. This note consolidated and replaced notes of June 1, 2004 (principal of $60,000 and unpaid interest to date of $4,793.42), July 1, 2005 (unpaid interest of $6,009.86-principal of $80,000 having been previously assigned), August 17, 2004 (unpaid interest of $1,344.66-principal of $20,000 having been previously assigned) and June 1, 2005 (principal of $60,000 and unpaid interest to date of $4,793.42). On December 1, 2005, Quest assigned the outstanding principal of $136,941.37 and accrued interest of $1,395.68 of this note and the outstanding principal of $25,000 and accrued interest of $242.47 of a Quest note dated October 3, 2005 to Castle Hill Advisory Group. As a result of the assignment, a new 6% note payable on demand was issued to Castle Hill in the amount of $163,579.51 on the same date.

         On September 30, 2005, Voyager One issued an unsecured 0% $47,023.75 note payable to Persin, our current vice president and corporate secretary, as a result of an assignment on the same date from Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) of $32,976.25 of the principal of a $80,0000 note dated July 1, 2004 and $14,047.50 of principal of a $20,000 note dated August 17, 2004. Upon payment, the proceeds were to be used to exercise, in whole, the option with Voyager One dated April 28, 2004 to purchase 188,095 shares of common stock at $0.25 per share. On the same date, Persin elected to exercise her option to purchase a total of 188,095 shares of our common stock which was paid for out of the proceeds of the assigned note. Subsequently, Persin rescinded, as of September 30, 2005, the election to exercise the option but retained all rights under the terms of the stock option agreement and we agreed that the promissory note dated September 30, 2005 to pay for the option, now rescinded, would have full force and effect. On January 12, 2006, Persin exercised the option to purchase the 188,095 shares of common stock which was paid for out of the proceeds of the assigned note from Quest on September 30, 2005.

         On October 3, 2005, Voyager One issued an unsecured 6% $25,000 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal and interest payable on demand. On December 1, 2005, Quest assigned the outstanding principal balance of $25,000 and accrued interest of $242.47 of this note and the outstanding principal balance of $136,941.37 and accrued interest of $1,395.68 of a Quest note dated September 30, 2005 to Castle Hill Advisory Group. As a result of the assignment, a new 6% note payable on demand was issued to Castle Hill in the amount of $163,579.51 on the same date.

         On October 7, 2005, Voyager One issued an unsecured 6% $25,000 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal and interest due on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes payable due Quest Manufacturing into a note payable which matures on December 31, 2008 with an original principal amount of $427,767.77. See discussion below.

         On October 13, 2005, Voyager One issued an unsecured 6% $12,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         Voyager One entered into an asset purchase agreement with Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter), effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231.38 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718.21 and provided that the remaining balance of $31,513.17 is due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was reduced by the balance due.

         On October 20, 2005, Voyager One issued an unsecured 6% $6,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On October 26, 2005, Voyager One issued an unsecured 6% $2,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On November 3, 2005, Voyager One issued an unsecured 6% $9,000 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal and interest due on December 19, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Quest into a note payable which matures on December 31, 2008 with an original principal amount of $427,767.77. See discussion below.

         On November 16, 2005, Voyager One issued an unsecured 12% $75,000 note payable to Chace with principal and interest due February 13, 2006 which was later amended on its face to change the principal to $50,000 to reflect the amount of funds actually received. On December 31, 2005, the note in the principal amount of $50,000 and accrued interest of $706.85 was assigned by Chace to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer), and, later on the same date, was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On December 1, 2005, Voyager One issued an unsecured 6% $163,579.51 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand as a result of an assignment dated December 1, 2005 by Quest Manufacturing, Inc. of a note payable dated September 30, 2005 in the principal amount of $136,941.37 and accrued interest of $1,395.68 and a note payable dated October 3, 2005 in the original principal amount of $25,000 and accrued interest of $242.47. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On December 21, 2005, Voyager One issued an unsecured 6% $50,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On December 31, 2005, Voyager One issued an unsecured $427,767.77 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal due December 31, 2008 and interest payable on the last day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. This note consolidates the following notes with principal and accrued interest as indicated:

                 Date of   Principal   Accrued
                  Note                 Interest
               02/01/03 $ 305,000.00 $45,500.00
               10/07/05 $  25,000.00 $   349.32
               11/3/05  $   9,000.00 $    84.33
               12/01/05 $  42,623.93 $   210.20

         On December 31, 2005, Voyager One issued an unsecured $461,692.41 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal due December 31, 2008 and interest payable on the last day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. This note consolidates the following notes with principal and accrued interest as indicated:

                 Date of   Principal   Accrued
                  Note                 Interest
               08/17/04 $ 17,627.76  $1,451.77
               11/03/04 $ 50,000.00  $3,312.33
               02/01/05 $ 25,000.00  $1,368.49
               04/01/05 $  1,500.00  $   67.56
               07/19/05 $ 50,000.00  $1,356.16
               07/28/05 $ 20,000.00  $  509.59
               09/08/05 $  4,000.00  $   74.96
               10/13/05 $ 12,000.00  $  155.84
               10/20/05 $  6,000.00  $   71.01
               10/26/05 $  2,000.00  $   21.70
               12/01/05 $163,579.51  $  806.69
               12/21/05 $ 50,000.00  $   82.19
              *11/16/05 $ 50,000.00  $  706.85

              *represents a note assigned from
               Chace to Castle Hill on December
               31, 2005

         On January 24, 2006, Voyager One issued an unsecured $10,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal due on demand and interest payable monthly on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. No demand has been made as of the date of this filing.

         On February 7, 2006, Voyager One issued, pursuant to a securities purchase agreement, 600,000 shares of restricted common stock to Persin, our vice president and corporate secretary, for a total purchase price of $18,000 at $0.03 per share based on the closing bid price of our common stock on February 6, 2005.

         On February 16, 2006, Voyager One issued an unsecured $15,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer, Sebastien DuFort) with principal due on demand and interest payable monthly on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. No demand has been made as of the date of this filing.

         On February 23, 2006, Voyager One issued, pursuant to a securities purchase agreement, 666,667 shares of restricted common stock to Persin, our vice president and corporate secretary, for a total purchase price of $20,000 at $0.03 per share based on the closing bid price of our common stock on February 22, 2005.

         We believe these arrangements are on terms no less favorable than those that would be obtainable from an unaffiliated third party after arm's length negotiations.

TRANSACTIONS WITH PROMOTERS

         Voyager One was organized in April 2000 by Gerry Martin and Patricia Heller, who may have been deemed to be promoters of Voyager One until their resignations in 2004. In April 2000, Ms. Heller received 5,000 shares of common stock for secretarial duties performed for Voyager One. Refer to "Related Party Transactions" above.



Item 13.  Exhibits.
          ---------

------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
2.1                Agreement and Plan of Reorganization with Silicon                 Incorporated by reference to Exhibit 2.1 of
                   Film Technologies, Inc.                                           the Company's Current Report on Form 8-K filed
                                                                                     with the Securities and Exchange Commission on
                                                                                     March 10, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
2.2                Asset Purchase Agreement between Silicon Film Technologies,       Incorporated by reference to Exhibit 2.2 of
                   Inc. and Quest Manufacturing, Inc.                                the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.1                Articles of Incorporation                                         Incorporated by reference to Exhibit 3.1 of
                                                                                     the Company's Registration Statement on Form
                                                                                     10-SB filed with the Securities and Exchange
                                                                                     Commission on May 11, 2001
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.2                Bylaws                                                            Incorporated by reference to Exhibit 3.2 of
                                                                                     the Company's Registration Statement on
                                                                                     Form 10-SB filed with the Securities and
                                                                                     Exchange Commission on May 11, 2001
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.3                Articles of Amendment to Articles of Incorporation                Incorporated by reference to Exhibit 3.1 of
                                                                                     the Company's Current Report on Form 8-K filed
                                                                                     with the Securities and Exchange Commission on
                                                                                     May 10, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
3.4                Series A Preferred Stock                                          Incorporated by reference to Exhibit 3.4 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.1                Extensions dated December 31, 2004, March 23, 2005 and            Incorporated by reference to Exhibit 4.1 of
                   August 9, 2005 of an obligation between Quest Manufacturing, Inc. the Company's Quarterly Report on Form 10-QSB
                   and Voyager One for $305,000 as evidenced by paragraph 5(b)(2) of filed with the Securities and Exchange the Asset Purchase Agreement (Exhibit 2.2) dated February 1, 2003 Commission on August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.2                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.1 of
                   and Voyager One for $60,000 dated June 1, 2004 as extended on     the Company's Registration Statement on Form
                   November 1, 2004 and March 1, 2005                                SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.3                Short Term Promissory Note between Quest Manufacturing, Inc.      Incorporated by reference to Exhibit 4.2 of
                   and Voyager One for $60,000 dated June 1, 2004 as extended on     the Company's Registration Statement on Form
                   November 1, 2004 and March 1, 2005                                SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.4                Short Term Promissory Note between Quest Manufacturing, Inc.      Incorporated by reference to Exhibit 4.3 of
                   and Voyager One for $80,000 dated July 1, 2004 as extended on     the Company's Registration Statement on Form
                   November 1, 2004 and March 1, 2005                                SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.5                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.2 of
                   and Voyager One for $17,627.77 dated August 17, 2004 as           the Company's Quarterly Report on Form 10-QSB
                   extended on November 1, 2004, March 1, 2005 and August 9, 2005    filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.6                Short Term Promissory Note between Quest Manufacturing, Inc.      Incorporated by reference to Exhibit 4.5 of
                   and Voyager One for $20,000 dated August 17, 2004 as extended     the Company's Registration Statement on Form
                   on November 1, 2004 and March 1, 2005                             SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.7                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.2 of
                   and Voyager One for $50,000 dated November 3, 2004                the Company's Quarterly Report on Form 10-QSB
                   as extended on January 4, 2005, March 24, 2005 and July 31, 2005  filed with the Securities and Exchange
                                                                                     Commission on August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.8                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.3 of
                   and Voyager One for $25,000 dated February 1, 2005 as extended    the Company's Quarterly Report on Form 10-QSB
                   on March 27, 2005 and July 31, 2005                               filed with the Securities and Exchange
                                                                                     Commission on August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------



------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.9                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.4 of
                   and Voyager One for $1,500 dated April 1, 2005 as extended on     the Company's Quarterly Report on Form 10-QSB
                   July 31, 2005                                                     filed with the Securities and Exchange
                                                                                     Commission on August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
410                Short Term Promissory Note between Quest Manufacturing, Inc.      Incorporated by reference to Exhibit 4.5 of
                   and Voyager One for $60,000 dated June 1, 2005 as a result of     the Company's Quarterly Report on Form 10-QSB
                   an Assignment Agreement of June 1, 2005 by Castle Hill            filed with the Securities and Exchange
                   Advisory Group to Quest Manufacturing, Inc. of a $60,000 note     Commission on August 15, 2005
                   dated June 1, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.11               Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.6 of
                   and Voyager One for $50,000 dated July 19, 2005.                  the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.12               Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.7 of
                   and Voyager One for $20,000 dated July 28, 2005                   the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.13               Form of Notice of Conversion Right and Election of Conversion     Incorporated by reference to Exhibit 4.8 of
                   Right effective July 25, 2005, January 12, 2006 and March 3, 2006 the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on August 15, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.14               Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.9 of
                   and Voyager One for $4,000 dated September 8, 2005                the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.15               Short Term Promissory Note between Quest Manufacturing, Inc.      Incorporated by reference to Exhibit 4.10 of
                   and Voyager One for $136,941.37 dated September 30, 2005          the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.16               Short Term Promissory Note between Quest Manufacturing, Inc.      Incorporated by reference to Exhibit 4.11 of
                   and Voyager One for $25,000 dated October 3, 2005                 the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on Novem
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.17               Short Term Promissory Note between Quest Manufacturing, Inc.      Incorporated by reference to Exhibit 4.12 of
                   and Voyager One for $25,000 dated October 7, 2005                 the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.18               Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.13 of
                   and Voyager One for $12,000 dated October 13, 2005                the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.19               Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.14 of
                   and Voyager One for $6,000 dated October 20, 2005                 the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.20               Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.15 of
                   and Voyager One for $2,000 dated October 26, 2005                 the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.21               Short Term Promissory Note between Quest Manufacturing, Inc.      Incorporated by reference to Exhibit 4.16 of
                   and Voyager One for $9,000 dated November 3, 2005                 the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.22               Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $163,579.51 dated December 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.23               Short Term Promissory Note between Quest Manufacturing, Inc.      Provided herewith
                   and Voyager One for $42,623.93 dated December 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.24               Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $50,000 dated December 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
                                                         34


------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------

4.25               Related Party Long Term Note Payable between Castle Hill Advisory Provided herewith
                   Group and Voyager One for $461,692.41 dated December 31, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.26               Related Party Long Term Note Payable between Quest Manufacturing, Provided herewith
                   Inc. and Voyager One for $427,767.77 dated December 31, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.27               Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $10,000 dated January 24, 2006
------------------ ----------------------------------------------------------------- -----------------------------------------------
4.28               Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $15,000 dated February 16, 2006
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.1               Agreement CMI Capital, LLC dated as of July 15, 2004              Incorporated by reference to Exhibit 10.1 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.2               Securities Purchase Agreement dated as of May 2004                Incorporated by reference to Exhibit 10.2 of
                   between Voyager One, Inc. and Cornell Capital                     the Company's Registration Statement on Form
                   Partners, LP and amended on August 26, 2004                       SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.3               Form of Convertible Debenture                                     Incorporated by reference to Exhibit 10.3 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.4               Security Agreement dated as of May 2004 between                   Incorporated by reference to Exhibit 10.4 of
                   Voyager One, Inc. and Cornell Capital Partners, LP                the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.5               Security Agreement dated as of May 2004 between                   Incorporated by reference to Exhibit 10.5 of
                   Silicon Film Technologies, Inc. and Cornell Capital               the Company's Registration Statement on Form
                   Partners, LP                                                      SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.6               Registration Rights Agreement dated as of May 2004                Incorporated by reference to Exhibit 10.6 of
                   between Voyager One, Inc. and Cornell Capital                     the Company's Registration Statement on Form
                   Partners, LP and amended on June 28, 2004 and                     SB-2 filed with the Securities and Exchange
                   February 14, 2005                                                 Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.7               Escrow Agreement dated as of May 2004 between Voyager             Incorporated by reference to Exhibit 10.7 of
                   One, Inc., Butler Gonzalez LLP and Cornell Capital                the Company's Registration Statement on Form
                   Partners, LP                                                      SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.8               Transfer Agent Instructions                                       Incorporated by reference to Exhibit 10.8 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.9               Assignment Agreement dated December 15, 2004 between Cornell      Incorporated by reference to Exhibit 10.9 of
                   Capital Partners, LP and Trey Resources, Inc. and consented       the Company's Registration Statement on Form
                   to by Voyager One on March 8, 2005                                SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.10              Management Agreement                                              Incorporated by reference to Exhibit 10.10 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.11              Employment Agreement John Lichter effective October 1, 2003       Incorporated by reference to Exhibit 10.11 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.12              Employment Agreement John Lichter effective July 1, 2004          Incorporated by reference to Exhibit 10.12 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.13              Employment Agreement Sebastien DuFort effective                   Incorporated by reference to Exhibit 10.13 of
                   October 1, 2003                                                   the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------



------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.14              Employment Agreement Sebastien DuFort effective July              Incorporated by reference to Exhibit 10.14 of
                   1, 2004                                                           the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.15              Form of Employment Agreement                                      Incorporated by reference to Exhibit 10.15 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.16              License Agreement between Irvine Sensors Corporation and          Incorporated by reference to Exhibit 10.16 of
                   Itzchak Sapir dated October 7, 1997                               the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.17              Assignment Agreement between Irvine Sensors Corporation and       Incorporated by reference to Exhibit 10.17 of
                   Imagek, Inc. dated September 14, 1998                             the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.18              Assignment of Sapir Technology between Imagek and Itzchak         Incorporated by reference to Exhibit 10.18 of
                   Sapir, Inc. dated September 14, 1998                              the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.19              Fourth Amendment to License Agreement dated September 14, 1998    Incorporated by reference to Exhibit 10.19 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.20              Letter dated March 26, 1999 from Imagek to Itzhak Sapir           Incorporated by reference to Exhibit 10.20 of
                   Amending License Agreement                                        the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.21              Equipment Sublease Agreement #1 effective March 1, 2004           Incorporated by reference to Exhibit 10.21 of
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.          the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.22              Equipment Sublease Agreement #2 effective March 1, 2004           Incorporated by reference to Exhibit 10.22 of
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.          the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.23              Equipment Sublease Agreement #3 effective March 1, 2004           Incorporated by reference to Exhibit 10.23 of
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.          the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.24              Equipment Sublease Agreement #4 effective March 1, 2004           Incorporated by reference to Exhibit 10.24 of
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.          the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.25              Letter Agreement dated December 13, 2004 between Voyager          Incorporated by reference to Exhibit 10.25 of
                   One, Inc. and Cornell Capital Partners, LP regarding              the Company's Registration Statement on Form
                   Registration Rights                                               SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.26              Termination Agreement dated March 17, 2005 between Voyager        Incorporated by reference to Exhibit 10.26 of
                   One, Inc., Cornell Capital Partners, LP and Newbridge             the Company's Registration Statement on Form
                   Securities Corporation terminating Standby Equity Distribution    SB-2 filed with the Securities and Exchange
                   Agreement, related transaction documents and $10,000 convertible  Commission on March 31, 2005, as amended debenture to Newbridge Securities Corporation
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.27              Extension Letter dated April 15, 2005 to extend deadline under    Incorporated by reference to Exhibit 10.27 of
                   the Investor Registration Rights Agreement dated May 14, 2004     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.28              Extension Letter dated April 28, 2005 to extend deadline under    Incorporated by reference to Exhibit 10.28 of
                   the Investor Registration Rights Agreement dated May 14, 2004     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
                                                         36


------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------

10.29              Asset Purchase Agreement between Quest Manufacturing, Inc.        Incorporated by reference to Exhibit 10.1 of
                   and Voyager One, Inc. dated October 19, 2005                      the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.30              Addendum effective February 7, 2006, to Asset Purchase Agreement  Provided herewith between Quest Manufacturing, Inc. and Voyager One, Inc. executed
                   October 28, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.31              Equipment Sublease Termination Agreement between Silicon Film     Provided herewith
                   and Quest Manufacturing, Inc. dated December 1, 2005
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.32              Amendment to Employment Agreement Dated July 1, 2004              Provided herewith
                   John Lichter effective February 1, 2006
------------------ ----------------------------------------------------------------- -----------------------------------------------
10.33              Amendment to Employment Agreement Dated July 1, 2004              Provided herewith
                   Sebastien DuFort effective February 1, 2006
------------------ ----------------------------------------------------------------- -----------------------------------------------
14.0               Code of Ethics                                                    Incorporated by reference to Exhibits 14.1 and
                                                                                     14.2 of the Company's Current Report on Form
                                                                                     8-K filed with the Securities and Exchange
                                                                                     Commission on July 15, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
16.0               Letter on Change in Certifying Accountant                         Incorporated by reference to Exhibit 16 of the
                                                                                     Company's Current Report on Form 8-K filed with
                                                                                     the Securities and Exchange Commission on
                                                                                     February 27, 2004
------------------ ----------------------------------------------------------------- -----------------------------------------------
21.0               Subsidiaries of Company                                           Incorporated by reference to Exhibit 21.0 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.1               Certification of Chief Financial Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.2               Certification of Chief Executive Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------
32                 Certification of Chief Executive Officer and Chief Financial      Provided herewith
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------

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

         In February, 2004, the Board of Directors of Voyager One changed our auditors, Haskell & White LLP. to Mendoza Berger & Company, LLP.

         In 2004, Mendoza Berger & Company LLP was paid $78,954.81 for professional services rendered in connection with the following:

         - Voyager One, Inc.: independent audit for the years ending December 31, 2003 and 2002 and for the period from inception (April 26, 2000) to December 31, 2003
         - Voyager One, Inc.: review of the Forms 10-QSB for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004
         - Voyager One, Inc.: audit services provided in connection with regulatory filings
         - Silicon Film Technologies, Inc.: independent audit for the years ended December 31, 2003 and 2002 and for the period from inception (June 28, 2002) through December 31, 2003

         In 2004, Haskell & White LLP was paid $680.85 for professional services rendered in connection with the review of the Form 10-KSB prepared by Mendoza Berger & Company for the years ended December 31, 2003 and 2002 and for the period from inception (June 28, 2002) through December 31, 2003.

         In 2005, Mendoza Berger & Company LLP was paid $79,911.06 for professional services rendered in connection with the following:

        -Voyager One, Inc.: independent audit for the years ending December 31, 2004 and 2003 and for the period from inception (June 28, 2002) to December 31, 2004
        -Voyager One, Inc.:  review of the Forms 10-QSB for the periods ending March 31, 2005, June 30, 2005 and September 30, 2005
        -Voyager One, Inc.:  audit services provided in connection with regulatory filings

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

                                Voyager One, Inc.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer
                                  Date: 4/14/06

                               By /s/ Sebastien C. DuFort
                                  --------------------------------------------
                                  Sebastien C. DuFort, President and Acting
                                  Chief Financial Officer
                                  Date: 4/14/06

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ John Lichter
                                  --------------------------------------------
                                  John Lichter, Chief Executive Officer and
                                  Director
                                  Date: 4/14/06

                               By /s/ Sebastien C. DuFort
                                  --------------------------------------------
                                  Sebastien C. DuFort, President and Acting
                                  Chief Financial Officer And Director
                                  Date: 4/14/06