Form 10QSB
period 2006-03-31
VOYAGER ONE INC
filed 2006-05-22
CIK 1140300

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ______ to ______

                         COMMISSION FILE NUMBER 0-32737

                                VOYAGER ONE, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

            Nevada                                         88-049002272
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       16 E. Hinsdale Avenue, Hinsdale, IL 60521          (630)325-7130
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares of the registrant's common stock as of March 31, 2006:
22,383,515 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               F-2

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    26

Item 3.  Controls and Procedures                                             38

PART II. OTHER INFORMATION                                                   39

Item 1.  Legal Proceedings                                                   39

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         39

Item 3.  Defaults Upon Senior Securities                                     39

Item 4.  Submission of Matters to a Vote of Security Holders.                39

Item 5.  Other Information                                                   40

Item 6.
     (a) Exhibits                                                            40
     (b) Reports on 8-K During the Quarter                                   40

SIGNATURES AND CERTIFICATES                                                  40

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

Consolidated Statements of Operations.......................................F-3

Consolidated Statement of Changes in Shareholders' Equity (Deficit).........F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                                   VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
----------------------------------------------------------------------------------------------------


                                                                    March 31, 2006      December 31,
                                                                    (CONSOLIDATED)         2005
                                                                     ------------      ------------

                             ASSETS
Current assets:
    Cash                                                             $     1,109       $     6,195
    Accounts Receivable                                                   31,513                --
                                                                     ------------      ------------

    Total current assets                                                  32,622             6,195
                                                                     ------------      ------------

Property, equipment and software, net                                         --            22,441
                                                                     ------------      ------------
Other assets:
    Deposits                                                               7,197             7,197
    Domain name                                                           10,000            10,000
    Deferred financing costs and imputed interest, net                    49,236            62,986
    Patents, net                                                         676,379           845,011
                                                                     ------------      ------------

     Total other assets                                                  742,812           925,194
                                                                     ------------      ------------
     Total assets                                                    $   775,434       $   953,830
                                                                     ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $   366,403       $   357,927
    Accrued expenses                                                   1,181,970         1,135,992
    Accrued interest                                                      79,370            75,423
    Notes payable - related party                                         25,000                --
    Notes payable - employee                                                  --           100,000
    Notes payable                                                        129,521           326,288
                                                                     ------------      ------------
     Total current liabilities                                         1,782,264         1,995,630
                                                                     ------------      ------------

Long term note payable - related party                                   889,460           889,460
Long term note payable                                                 1,117,082         1,126,082
                                                                     ------------      ------------

     Total long term liabilities                                       2,006,542         2,015,542

Commitments                                                                   --                --

Stockholders' equity (deficit):
    Preferred Stock, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at September 30, 2005                         1,000             1,000
    Common Stock, par value $0.001, 200,000,000
      shares authorized, 22,383,515  and 15,170,544
      shares issued and outstanding at March 31, 2006
      and December 31, 2005,respectively                                  22,384            15,171
    Additional paid in capital                                         3,964,425         3,590,910
    Deficit accumulated during development stage                      (7,001,181)       (6,664,423)
                                                                     ------------      ------------
     Total stockholders' deficit                                      (3,013,372)       (3,057,342)
                                                                     ------------      ------------
     Total liabilities and stockholders'
      equity (deficit)                                               $   775,434       $   953,830
                                                                     ============      ============

                            See accompanying notes to financial statements



                                          VOYAGER ONE, INC. AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
                          CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                                        Cumulative
                                                                                                       amount from
                                                                  For the three months ended            inception
                                                               --------------------------------        (June 28,
                                                                                                      2002) through
                                                                 March 31,         March 31,            March 31,
                                                                   2006               2005               2006
                                                               -------------      -------------      -------------
Operating expenses
 Amortization                                                  $     47,107       $     83,578       $    686,900
 Automobile expense                                                      --                 --             24,926
 Bank service charges                                                    21              1,072              6,379
 Depreciation                                                           775              2,640             22,337
 Dues and subscriptions                                                  --                 71                166
 Equipment rental                                                        --             32,478            183,079
 Licenses and permits                                                 1,621             (4,177)            30,592
 Insurance                                                           11,704             29,602            212,523
 Engineering and office supplies                                        627                533            132,492
 Postage and delivery                                                 1,193              1,102             15,905
 Product development                                                     --                 --            153,969
 Consulting and accounting                                           25,175             48,207            965,489
 Legal fees                                                          17,370             53,553            372,692
 Payroll and payroll taxes                                           66,710            262,072          1,779,230
 Reference materials                                                     --                 --                115
 Rent                                                                 3,600             17,309            149,771
 Relocation expense                                                      --                875             11,819
 Repairs and maintenance                                                 60              1,664             11,921
 Marketing supplies                                                      --                 --              5,705
 Communication and internet                                           1,853              6,163             65,588
 Travel and entertainment                                             2,043              1,958             72,217
 Utilities                                                              306              2,600             15,235
 Miscellaneous                                                          165                 --                273
                                                               -------------      -------------      -------------
Total operating expenses and loss from operations                   180,330            541,300          4,919,323
Impairment charges related to intangible assets                     135,275                 --            135,275
Interest expense                                                     47,718             68,840          2,135,662
Gain on cancellation of financing fees                                   --           (172,044)          (172,044)
Gain on sale of equipment                                           (26,565)                --            (26,565)
Loss on abandonment of assets                                            --                 --              9,530
                                                               -------------      -------------      -------------
Net loss before income taxes                                       (336,758)          (438,096)        (7,001,181)
Provision for income taxes                                               --                 --                 --
                                                               -------------      -------------      -------------
Net loss                                                       $   (336,758)      $   (438,096)      $ (7,001,181)
                                                               =============      =============      =============

Loss per share (basic and
  diluted)                                                     $      (0.02)      $      (0.03)
                                                               =============      =============

Weighted average number of shares
  outstanding (basic and diluted)                                18,113,976         14,600,000
                                                               =============      =============

                                          See accompanying notes to financial statements




                                                 VOYAGER ONE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------

                                     Preferred stock             Common stock
                               ------------------------- --------------------------
                                                                                                    Deficit
                                                                                                  accumulated
                                                 Par                    Par value                    during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --
Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --         1,000
Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2002            --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,500            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2003     1,000,000        1,000   13,185,836        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Issuance of shares for
 services                               --           --      289,600           290         8,785            --         9,075

Reverse acquisition                     --           --      954,564           954       (34,758)           --       (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (2,615,686)   (2,615,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2004     1,000,000        1,000   14,600,000        14,600     1,194,546    (3,306,167)   (2,096,021)

Intrinsic value of beneficial
 conversion features of notes
 and debentures                         --           --           --            --     1,580,445            --     1,580,445

Conversion of notes payable
 and debentures into stock              --           --      570,544           571       815,919            --       816,490

Net loss                                --           --           --            --            --    (3,358,256)   (3,358,256)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2005     1,000,000  $     1,000   15,170,544   $    15,171   $ 3,590,910   $(6,664,423)  $(3,057,342)

Common stock issued for cash                               3,144,132         3,144       108,955            --       112,099

Common stock issued upon
 exercise of options                                         400,000           400        99,600            --       100,000

Conversion of notes payable
 and debentures into stock                                 3,668,839         3,669       164,960            --       168,629

Net loss                                --           --           --            --            --      (336,758)     (336,758)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at March 31, 2006
      (Unaudited)                1,000,000  $     1,000   22,383,515   $     22,384   $3,964,425   $(7,001,181)  $(3,013,372)
                               ============ ============ ============  ============  ============  ============  ============

                                          See accompanying notes to financial statements




                                        VOYAGER ONE, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                    amount from
                                                                                                     inception
                                                                For the three     For the three     (June 28,
                                                                months ended      months ended      2002) through
                                                                  March 31,         March 31,         March 31,
                                                                    2006              2005               2006
                                                                ------------      ------------      ------------
Cash flows from operating activities:
Net loss                                                        $  (336,758)      $ (438,097)      $ (7,001,181)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                        45,784            86,218           707,140
Impairment charges related to intangible assets                     135,275                --           135,275
Loss on asset abandonment                                                --                --             9,530
Imputed Interest                                                         --             6,408            23,428
Issuance of common stock for services                                    --                --            10,075
Issuance of common stock for financing                                   --                --            38,208
Intrinsic value of beneficial conversion feature                         --                --         1,580,445
Conversion of notes payable and debentures into stock                    --                --           120,003
Issuance of notes as payment of accrued interest                         --                --            99,205
Gain on sale of assets                                                7,046                --             7,046
Changes in operating assets and liabilities:
 Deposits                                                                --            (6,696)          (15,598)
 Bank draft                                                              --            53,959                --
 Accounts receivable                                                (31,513)               --           (31,513)
 Accounts payable                                                     8,476           113,648           363,432
 Accrued liabilities                                                 45,978           236,998           467,067
 Accrued interest                                                   (33,191)           61,594           753,027
                                                                ------------      ------------      ------------
Net cash provided by (used in) operating activities                (158,903)          114,032        (2,734,411)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
 Acquisition of property and equipment                                   --                --           (53,533)
 Acquisition of patents                                                  --                --          (465,922)
 Sale of fixed assets                                                16,718                --            16,718
 Acquisition of domain name                                              --                --           (10,000)
                                                                ------------      ------------      ------------
Net cash provided by (used in) investing activities                  16,718                --          (512,737)
                                                                ------------      ------------      ------------
Cash flows from financing activities:
 Cancellation of financing fees                                          --          (172,044)         (172,044)
 Recapitalization                                                        --                --           (33,804)
 Issuance of common stock for cash                                  112,099                --           502,099
 Issuance of notes payable                                           25,000           125,000         3,257,985
 Payments on notes payable                                               --           (67,000)         (305,979)
                                                                ------------      ------------      ------------
Net cash provided by (used in) financing activities                 137,099          (114,044)        3,248,257
                                                                ------------      ------------      ------------
Net increase (decrease) in cash                                      (5,086)              (12)            1,109

Cash, beginning of period                                             6,195             1,012                --
                                                                ------------      ------------      ------------

Cash, end of period                                             $     1,109       $     1,000       $     1,109
                                                                ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                  $        --       $       868       $     9,618
                                                                ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                $        --       $        --       $   (33,804)
                                                                ============      ============      ============
      Issuance of 3,073,000 shares of common stock
        for patents acquired                                    $        --       $        --       $   768,250
                                                                ============      ============      ============
      Cancellation of debentures issued for financing
        fees                                                    $        --       $  (750,000)      $  (750,000)
                                                                ============      ============      ============
      Issuance of convertible debentures for financing
        fees                                                    $                 $        --       $   870,000
                                                                ============      ============      ============
      Issuance of common stock for financing                    $        --       $        --       $     5,625
                                                                ============      ============      ============
      Issuance of common stock for notes and debentures         $   168,629       $        --       $   168,629
                                                                ============      ============      ============

                                 See accompanying notes to financial statements

                                                       F-5

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         The Company is also exploring other transactions that will fit its business model and assist it in meeting the demands of the research and development and product-offering segment of the business including the outsourcing of research and development and the commercialization and/or licensing of Silicon Film's core technologies in the marketplace. It is also exploring other acquisitions that will compliment its current operations and improve its overall financial performance.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in 2005. An impairment loss of $135,275 was recorded for the three months ended March 31, 2006 for the loss of one patent.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         As of March 31, 2006, the Company has no property and equipment.

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in 2005. An impairment loss of $135,275 was recorded for the three months ended March 31, 2006 for the loss of one patent.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

5.       COMMITMENTS
         -----------

         OPERATING LEASES
         ----------------

         The Company leased its facility through October 31, 2005 which required monthly payments of $4,200. In addition, the Company was responsible for all taxes and operating expenses which increased the monthly payments to $5,769.50. The lease expired on September 30, 2005. Total rent expense under this agreement was $0.00 and $17,309 for the three months ended March 31, 2005 and 2004, respectively.

         On November 1, 2005, the Company moved its offices to 16 East Hinsdale Avenue, Hinsdale, Illinois 60521 which is subject to a one year lease at $1,200 per month and payment of the pro rata share of gas, electricity and maintenance. Total rent expense under this agreement was $3,600.01 for the three months ended March 31, 2006.

         In 2004, the Company entered into four subleases with Quest Manufacturing, Inc. for computer and related equipment which extended through 2008. Under the agreements, the Company was required to make two upfront payments totaling $6,931 and monthly payments of $6,139 through October 1, 2005, after which the monthly payments decreased to $5,792 upon the expiration of one sublease. The three remaining subleases were terminated effective December 1, 2005 pursuant to a termination agreement. The outstanding balance of $42,623.93 on the three subleases through November 30, 2005 was converted into a note due Quest Manufacturing with simple interest at 6% annually which becomes due on demand. On December 31, 2005, the note payable was renegotiated and the principal of $42,623.93 and accrued interest of $210.20 were consolidated with other outstanding notes and obligations due Quest Manufacturing, Inc. resulting in a long term note payable due December 31, 2008 with a principal balance of $427,767.77 and simple interest payable on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity.

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

         A one-year renewal license starting on March 5, 2005 for organizational software required payments totaling $7,470 in 2005. The balance from 2004 of $9,425.88 was rolled over with the renewal fee requiring an upfront payment of $2,895.88 and the remainder of $14,000 was to be paid in four installments of $3,500, the last being in 2006. Total payments made in 2005 were $6,395.88. No payments were made for the three months ended March 31, 2006. The license was not renewed in 2006 leaving an unpaid balance at March 31, 2006 of $10,500.

         On October 14, 2005, the Company purchased engineering equipment for $1.00 as a buyout option on the expiration of a 2004 lease requiring monthly payments of $2,269.21. Total lease payments in 2005 were $15,884.47. On October 19, 2005, we sold this and other equipment and furniture to Quest Manufacturing for a total price of $48,231.38 pursuant to an asset purchase agreement. See note 6.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------


6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at:

                                          March 31,   December 31,
                                            2006         2005
                                        ------------  ------------
         Furniture and equipment        $        --   $    31,818
         Leasehold improvements                  --         5,500
                                        ------------  ------------
                                                           37,318
         Accumulated depreciation                --       (14,877)
                                        ------------  ------------
                                                 --   $    22,441
                                        ============  ============

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

         Depreciation expense is $775 and $2,640 for the three months ended March 31, 2006 and 2005, respectively.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $47,107 and $83,578 for the three months ended March 31, 2006 and 2005, respectively. The balance is:

                                            March 31,   December 31,
                                              2006          2005
                                         -------------  -------------
         Patents                         $  1,098,897   $  1,234,172
         Less: accumulated amortization      (422,518)      (389,161)
                                         -------------  -------------
                                         $    676,379   $    845,011
                                         =============  =============

         On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" and no longer holds any ownership rights in the technology underlying the patent. The Company recorded an impairment loss of $135,275 in the financial statements.

8.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST
         ---------------------------------------------

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP which are being amortized over the term of the debentures.

         The components of the deferred financing costs are as follows at:

                                                       March 31,     March 31,    December 31,
                                                         2006          2005           2005
                                                     ------------  ------------   ------------
         Deferred financing costs                    $   165,000   $   120,000    $   165,000
         Less: accumulated amortization of fees         (115,764)      (64,375)      (102,014)
                                                     ------------  ------------   ------------
         Net deferred financing costs                $    49,236   $    55,625    $    62,986
                                                     ============  ============   ============

         On June 10, 2004, the Company issued two three-year 0% convertible debentures totaling $750,000 as payment for commitment fees related to the Standby Equity Distribution Agreement. The Company has imputed interest on these debentures using a 5% discount rate. The imputed interest has been deferred and is being expensed over the same three-year term as the commitment fee.

         The components of the deferred imputed interest are as follows at:

                                                       March 31,     March 31,    December 31,
                                                         2006          2005           2005
                                                     -------------  ------------  ------------

         Deferred imputed interest                   $      -0-     $     -0-     $      -0-
         Less: accumulated amortization of interest         -0-           -0-            -0-
                                                     -------------  ------------  ------------
         Net deferred imputed interest               $      -0-     $     -0-     $      -0-
                                                     =============  ============  ============

         On March 17, 2005, the Standby Equity Distribution Agreement and the $750,000 convertible debentures discussed above were cancelled.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

9.       INCOME TAXES
         ------------

         The components of the deferred tax asset are as follows:

                                                       March 31,   December 31,
                                                         2006         2005
                                                    -------------  ------------
         Deferred tax assets:
             Net operating loss carry-forward       $    462,032     1,518,000
             Amortization                                 32,524        15,000
             Temporary timing difference                 961,000       961,000
                                                    -------------  ------------

                                                       1,455,556     2,494,000
         Less: valuation allowance                    (1,455,556)   (2,494,000)
                                                    -------------  ------------
         Net deferred tax assets                    $         --   $        --
                                                    =============  ============

         The Company had available approximately $5,054,025 and $4,717,267 in unused federal and state net operating loss carry-forwards at March 31, 2006 and December 31, 2005, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2006 and December 31, 2005, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:

                                                      March 31,     December 31,
                                                        2006           2005
                                                    -------------   ------------

         Statutory federal tax (benefit) rate           (34.0)%        (34.0)%
         Statutory state tax (benefit) rate              (3.2)%         (3.2)%
                                                    -------------   ------------
         Effective tax rate                             (37.2)%        (37.2)%
         Valuation allowance                             37.2%          37.2%
                                                    -------------   ------------
                                                           --             --
                                                    =============   ============

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

10.      CAPITAL STOCK
         -------------

         The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001. As of March 31,
         2006 and December 31, 2005, there were 22,383,515 and 15,170,144 shares of Common Stock outstanding, respectively and 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding at March 31, 2006 and December 31, 2005, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. The holders of Common and Series A Preferred Stock vote together as a single class. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

11.      CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of March 31, 2006, Voyager One has received gross proceeds of $1,100,000 which includes 5% secured convertible debentures in the amount of $350,000 and $100,000 which were issued on May 25, 2005 and October 11, 2005, respectively. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of Voyager One's outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or
         (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager One, Inc.'s assets. In the event the debentures are redeemed, then Voyager One, Inc. will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital purchased the convertible debentures from Voyager One, Inc. in a private placement in May 2004. Cornell Capital has received a one-time structuring fee of $10,000 and a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been paid proportionately in cash upon receipt of each distribution of proceeds.

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

         On October 4, 2005, Voyager One received notification from its market maker, Basic Investors, Inc., that its information statement which was filed with the National Association of Securities Dealers, Inc. on Form 15c-211 in June, 2005 for quotation of its common stock on the Over The Counter Bulletin Board was approved. The trading symbol assigned to Voyager One is "VYGO.OB" This event made the beneficial conversion feature of the convertible debentures a certainty which was accounted for as a debit to interest expense in the amount of $1,040,525.

         On December 20, 2005 and February 8, 2006, Voyager One issued 160,000 shares at $0.125 per share and 280,000 shares at $0.0125 per share respectively, of unrestricted common stock to Cornell Capital upon conversion of $20,000 and $3,500, respectively, of the debenture dated March 8, 2005 in the original principal amount of $150,000. The share price represents 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. On April 3, 2006, an additional 714,286 shares of restricted common stock with a restriction date of May 21, 2004 were issued upon conversion of $12,500 of the principal balance of the same debenture. The shares issued in April, 2006 were not registered with the Securities and Exchange Commission.

                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
----------------------------------------------------------------------------------------------------

         On February 8, 2006, Voyager One issued 440,000 shares of unrestricted shares of common stock to Trey Resources, Inc. upon conversion of $5,500 of the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. On April 3, 2006, an additional 714,286 shares of restricted common stock with a restriction date of May 21, 2004 were issued upon conversion of $12,500 of the principal balance of the same debenture. The shares issued in April, 2006 were not registered with the Securities and Exchange
         Commission.


12.      NOTES PAYABLE
         -------------
         The notes payable balance consists of the following:

                                                              March 31, 2006     December 31, 2005
                                                           -------------------- --------------------
           12% note payable to Byrne, principal
               and accrued interest of $59,274.08
               converted into 47,420 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005           $           --        $          --

           12% note payable to A. Byrne, principal
               and interest due April 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005.
               Remainder of principal and accrued
               interest was converted on March 3, 2006                 --               29,241

           12% note payable to P. Byrne, principal
               and interest due April 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005.
               Remainder of principal and accrued
               interest was converted on March 3, 2006                 --               28,452

           24% note payable to Coan, principal and
               interest due December 31, 2005. Coan was
               repaid $10,000 of the original principal
               balance of $50,000 on August 6, 2004
               and $5,000 of the principal balance on
               December 20, 2004 (an extension has
               not been reached with note holder)                  35,000               35,000

           12% note payable to Culbertson, principal
               and accrued interest of $29,541.43
               converted into 23,634 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                       --                   --





                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
----------------------------------------------------------------------------------------------------

                                                            March 31, 2006      December 31, 2005
                                                           -------------------- --------------------
           12% note payable to Didonato, principal
               and accrued interest of $29,402.35
               converted into 23,522 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005           $           --       $           --

           12% note payable to Hemmel, principal
               and interest due June 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                                     50,000               50,000

           12% note payable to Jassy, principal
               and accrued interest of $60,184.45
               converted into 32,099 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                       --                   --

           12% note payable to Jassy, principal
               and accrued interest of $29,567.49
               converted into 23,654 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                       --                   --

           12% note payable to Lake & Associates,
               principal and accrued interest of
               $228,050.41 converted into 98,766
               shares of common stock at $2.309
               (92.4% conversion based on price of
               $2.50 per share) on July 25, 2005                       --                   --

           12% note payable to Lamb, principal
               and accrued interest of $55,014.96
               converted into 44,012 shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                       --                   --

           12% note payable to Matz, principal
               and accrued interest of $38,138.88
               converted into 20,341 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                       --                   --

           12% note payable to McGrain, principal
               and accrued interest of $29,471.88
               converted into 23,578_shares of
               common stock at $1.25 per share
               (50% conversion based on price of
               $2.50 per share) on July 25, 2005                       --                   --

           12% note payable to Nolan, principal and
               interest due April 30, 2006,
               convertible into common stock
               after company's listing on a public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                                     44,521               44,521

           12% note payable to O'Keefe, principal
               and accrued interest of $87,843.29
               converted into 46,850 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005                       --                   --




                                 VOYAGER ONE, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
   -------------------------------------------------------------------------------------------------

                                                              March 31, 2006     December 31, 2005
                                                           -------------------- --------------------

           12% note payable to Prikos, principal and
               interest due December 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $75,000 (principal and accrued interest
               of $93,637.67 were converted into
               749,102 shares of common stock on
               January 12, 2006)                           $           --       $       84,074

           24% note payable to Schmidt, principal and
               interest due December 31, 2005 (principal
               and accrued interest of $38,668.44 were
               used to purchase 966,711 shares
               of common stock on March 10, 2006)                      --               30,000

           24% note payable to Webb, principal and
               interest due December 31, 2005 (principal
               and accrued interest of $32,430.13 were
               used to purchase 810,754 shares
               of common stock on March 28, 2006)                      --               25,000

           24% note payable to Weidner, principal and
               interest due January 10, 2005 and
               subsequently paid in full on
               January 10, 2005                                        --                   --
                                                           -------------------- --------------------
                                                           $      129,521       $      326,288
                                                           ==================== ====================

The notes payable - employee balance consist of the following:

            0% note payable to Castro for $2,976.25,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of a portion of
               the principal of a $20,000 note that
               matured to be used as payment for
               options (paid upon exercise of options
               on January 12, 2006)                        $           --       $        2,976

            0% note payable to Fuhs for $47,023.75,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of a portion of
               the principal of a $80,000 note that
               matured to be used as payment for
               options (paid upon exercise of options
               on January 12, 2006)                                    --               47,024

            0% note payable to Parham for $2,976.25,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of a portion of
               the principal of a $20,000 note that
               matured to be used as payment for
               options (paid upon exercise of options
               on January 12, 2006)                                    --                2,976

            0% note payable to Persin for $47,023.75,
               as a result of an assignment on
               September 30, 2005 from Quest
               Manufacturing, Inc. of $32,976.25 of
               the principal of a $80,000 note and
               $14,047.50 of principal of a $20,000
               note, both of which matured to be used
               as payment for options (subsequently
               paid upon exercise of options on
               January 12, 2006)                                       --               47,024
                                                           -------------------- --------------------
                                                           $           --       $      100,000
                                                           ==================== ====================




                                 VOYAGER ONE, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
----------------------------------------------------------------------------------------------------

           The notes payable - short term related party balance consists of the following:

                                                              March 31, 2006     December 31, 2005
                                                           -------------------- --------------------
         Prime note payable to Castle Hill Advisory
               Group, an entity controlled by the
               Company's president and acting chief
               financial officer, Sebastien DuFort,
               principal due on demand, interest
               payable on last day of each month at
               prime rate as published in Wall Street
               Journal on first business day of each
               month on outstanding principal balance
               for each respective month until maturity.
               No demand has been made as of the date
               of this filing.                             $       10,000       $           --

         Prime note payable to Castle Hill Advisory
               Group, an entity controlled by the
               Company's president and acting chief
               financial officer, Sebastien DuFort,
               principal due on demand, interest
               payable on last day of each month at
               prime rate as published in Wall Street
               Journal on first business day of each
               month on outstanding principal balance
               for each respective month until maturity.
               No demand has been made as of the date
               of this filing.                                     15,000                   --

                                                          -------------------   ------------------
                                                          $        25,000       $           --
                                                          ===================   ==================



                                 VOYAGER ONE, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
----------------------------------------------------------------------------------------------------

      The notes payable - long term related party balance consists of the following:

                                                              March 31, 2006      December 31, 2005
                                                           -------------------- --------------------
         Prime note payable to Castle Hill Advisory
               Group, an entity controlled by the
               Company's president and acting chief
               financial officer, Sebastien DuFort,
               principal due December 31, 2008,
               interest payable on last day of each
               month at prime rate as published in
               Wall Street Journal on first business
               day of each month on outstanding
               principal balance for each respective
               month until maturity. This note
               consolidates the following notes with
               principal and accrued interest as
               follows:

                Date of                         Accrued
                 Note          Principal        Interest
                 ----          ---------        --------
               08/17/04      $ 17,627.76       $1,451.77
               11/03/04      $ 50,000.00       $3,312.33
               02/01/05      $ 25,000.00       $1,368.49
               04/01/05      $  1,500.00       $   67.56
               07/19/05      $ 50,000.00       $1,356.16
               07/28/05      $ 20,000.00       $  509.59
               09/08/05      $  4,000.00       $   74.96
               10/13/05      $ 12,000.00       $  155.84
               10/20/05      $  6,000.00       $   71.01
               10/26/05      $  2,000.00       $   21.70
               12/01/05      $163,579.51       $  806.69
               12/21/05      $ 50,000.00       $   82.19
              *11/16/05      $ 50,000.00       $  706.85

              *represents a note assigned from
               Chace to Castle Hill on December
               31, 2005                                    $      461,692       $      461,692

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

                 Date of               Accrued
                  Note     Principal   Interest

               02/01/03 $ 305,000.00 $45,500.00
               10/07/05 $  25,000.00 $   349.32
               11/3/05  $   9,000.00 $    84.33
               12/01/05 $  42,623.93 $   210.20                   427,768              427,768
                                                           -------------------- --------------------
                                                           $      889,460       $      889,460
                                                           ==================== ====================

           The notes payable - long term balance consists of the following:

                                                             March 31, 2006      December 31, 2005
                                                           -------------------- --------------------
            6% note payable to Oberman, principal
               and interest due April 1, 2007,
               convertible after April 1, 2006 at the
               holder's request into common stock
               of the company at a 40% discount to the
               average closing bid price for ten trading
               days preceding the conversion date          $       25,000        $      25,000

            Long term portion of convertible debentures
            See note 11.                                        1,092,082            1,101,082
                                                           --------------------  ------------------
                                                           $    1,117,082        $   1,126,082
                                                           ====================  ==================

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

14.      SUBSEQUENT EVENTS

         On April 3, 2006, Voyager One issued 714,286 shares of restricted shares of common stock to Cornell Capital upon conversion of $12,500 of the principal balance of the debenture dated March 8, 2005 with a restriction date of May 21, 2004 in the original principal amount of $150,000 at $0.0175 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission.

         On April 3, 2006, Voyager One issued 714,286 shares of restricted shares of common stock to Trey Resources, Inc. upon conversion of $12,500 of the principal balance of the debenture dated March 8, 2005 with a restriction date of May 21, 2004 in the original principal amount of $150,000 at $0.0175 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission.

         On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" and no longer holds any ownership rights in the technology underlying the patent. An impairment loss of $135,275 was recorded in the financial statements.

         On April 14, 2006, Voyager One issued an unsecured $18,000 note payable to Castle Hill Advisory Group with principal due on demand and interest payable monthly on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. No demand has been made as of the date of this filing.

         On April 28, 2006, Voyager One issued, pursuant to a securities purchase agreement, 600,000 shares of restricted common stock to an outside party for a total purchase price of $13,000 at $0.065 per share based on the closing bid price of our common stock on April 27, 2006.

         On April 28, 2006, Voyager One, Inc. issued, pursuant to a securities purchase agreement 6,255,448 shares of restricted common stock to Castle Hill Advisory Group at $0.065 per share totaling $406,604.10. The shares were exchanged for the reduction of the outstanding principal balance of a promissory note dated December 31, 2005 issued by the Company to Castle Hill Advisory Group. Sebastien DuFort, our President and Acting Chief Financial Officer, is a 100% shareholder of Castle Hill Advisory Group.

         On April 28, 2006, Voyager One, Inc. issued, pursuant to a securities purchase agreement, 6,507,249 shares of restricted common stock to Quest Manufacturing, Inc. at $0.065 per share totaling $422,971.19. The shares were exchanged for the reduction of the outstanding principal balance of a promissory note dated December 31, 2005 issued by the Company to Quest Manufacturing, Inc. together with other outstanding debt owed Quest Manufacturing, Inc. and John Lichter. Mr. Lichter, our CEO, is a 100% shareholder of Quest Manufacturing, Inc.

         On April 28, 2006, Voyager One, Inc. issued, pursuant to a securities purchase agreement, 15,718 shares of restricted common stock to its Vice President and Corporate Secretary, Cathy A. Persin, at $0.065 per share totaling $1,021.65.

         On April 28, 2006, Sebastien DuFort, our President and Acting Chief Financial Officer, gifted 300,000 shares of his common stock to his wife as custodian for his three minor children and 300,000 shares to outside parties.

         On May 2, 2006, Voyager One, Inc. issued, pursuant to a securities purchase agreement, 142,857 shares of restricted common stock to its Vice President and Corporate Secretary, Cathy A. Persin, at $0.07 per share totaling $9,999.99.

         On May 7, 2006, Voyager One, Inc. entered into a letter of intent to acquire Gulf Coast Petroleum, Inc. based in Chicago, Illinois. Gulf Coast Petroleum, Inc. is a distributor of Centron. Centron is a patented fuel additive produced by American Energy Group which works as a catalyst during combustion to burn fuel more efficiently and completely resulting in a consistent increase in fuel economy together with reduced vehicle operating costs and improved air quality. It has been successfully tested as engine safe with a wide array of diesel and gasoline series engines. The transaction, which is subject to the signing of a definitive agreement and customary closing conditions, is to close no later than June 19, 2006. The terms of the transaction have not been disclosed.

         On May 15, 2006, Voyager One, Inc. issued, pursuant to a securities purchase agreement, 300,000 shares of restricted common stock to Castle Hill Advisory Group at $0.10 per share totaling $30,000.00. The shares were exchanged for the reduction of the outstanding principal balance of a promissory note dated December 31, 2005 issued by the Company to Castle Hill Advisory Group. Sebastien DuFort, our President and Acting Chief Financial Officer, is a 100% shareholder of Castle Hill Advisory Group. On the same date, Castle Hill Advisory Group gifted the 300,000 shares to outside parties.

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

         The following information should be read in conjunction with the consolidated financial statements of Voyager One and the notes thereto appearing elsewhere in this filing as well as the 10-KSB filed with the Securities and Exchange Commission on April 14, 2006.

OVERVIEW

         Voyager One, a development stage company, was incorporated under the laws of the state of Nevada in April 2000. We conduct our operations through our wholly-owned subsidiary, Silicon Film Technologies, Inc., is in the business of developing a solution for 35mm single lens reflex (which we sometimes refer to in this quarterly report as "SLR") camera owners who are looking for a viable digital method without having to discard their present equipment. The principal key in achieving this objective involves our design, development, and sale of electronic film hardware and software products for digital imaging applications. We have developed technology that enables a conventional 35mm SLR camera to capture, store, and transfer digital images without any modification to the camera. We believe that our electronic film system (which we sometimes refer to in this quarterly report as "EFS") will be used by people desiring the functionality of both conventional and digital photography.

         In February 2004, Voyager One acquired Silicon Film Technologies, Inc. an Illinois corporation, in exchange for 8,597,400 newly issued restricted shares of common stock of Voyager One and 625,000 newly issued shares of its Series A preferred stock. In the course of negotiations between Silicon Film Technologies, Inc. and Voyager One, it was decided that the current shareholders of Voyager One (at that time, a public shell company) would retain eight percent (8%) of our company after the acquisition. As a condition of the closing of the share exchange transaction, certain stockholders of Voyager One tendered a total of 1,298,400 shares of common stock for cancellation. At the closing of the share exchange transaction, Voyager One had 9,222,400 authorized, but not issued, common shares and 5,000,000 authorized, but not issued, Series A preferred shares. Silicon Film Technologies, Inc. had 68,779,200 Class A common shares issued and outstanding and 5,000,000 Class B common shares issued and outstanding. Every eight shares of Silicon Film Technologies, Inc.'s Class A common stock were exchanged for one share of Voyager One's common stock, and every eight shares of Silicon Film Technologies, Inc.'s Class B common stock were exchanged for one share of Voyager One's Series A preferred stock (based on the total issuance of 8,597,400 Voyager One's shares of common stock). Each share of newly issued Series A preferred stock is entitled to 100 votes per share. Overall, the shareholders of Silicon Film Technologies, Inc. acquired approximately 92.22% of all the issued and outstanding common and preferred stock in our company. Immediately after the closing of this transaction, we had 9,375,000 shares of common stock outstanding and 625,000 shares of Series A preferred stock outstanding.

         On April 28, 2004, Voyager One affected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock, and a cancellation of 400,000 shares of common stock (post-stock split) held by its chief executive officer, John Lichter. Before the stock split there were 9,375,000 shares of common stock and 625,000 shares of Series A preferred stock issued and outstanding. After the stock split and cancellation of 400,000 shares, there were 14,600,000 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding. Any reference in this quarterly report to our common stock and Series A preferred stock after April 28, 2004 is stated on a post-stock split basis, unless otherwise indicated. As of March 31, 2006 the Company has 22,383,515 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding.

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

         While we only have a prototype of the product we expect to commercialize, we expect that our growth will be driven by the growth of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture, robust marketing and manufacturing strategies, and a talented management team.

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

         Notwithstanding our auditor's expression of doubt about our ability to operate as a going concern (see "Going Concern," below), as well as the fact that we have no current revenues and about 3.8 million dollars in liabilities, we believe we will continue to operate and that our products will be marketable. In November, we reduced our staff to three full-time employees in administration and operations and have relocated our executive offices to a more cost effective space as part of our overall strategy to reduce operating expenses and improve financial performance. Since substantial additional capital is needed to pursue in-house development of our products, we have expanded our business plan to include alternate options including the outsourcing of research and development and the commercialization and/or licensing of Silicon Film's core technologies in the marketplace. Voyager One is in negotiations with Douglas Howe, the former Chief Marketing Officer of our predecessor, to explore and/or pursue these alternate opportunities. We entered into a letter of understanding with Mr. Howe on February 23, 2006 which expires on June 30, 2006 in furtherance of these actions. Under the terms of the letter, Mr. Howe is an independent contractor and is to explore the potential for these alternate business options and to provide consulting services to optimize future productivity.

         Voyager One is also exploring other transactions that will fit our business model and assist us in meeting the demands of the research and development and product-offering segment of the business as well as exploring other acquisitions that will compliment our present structure and improve our overall financial performance.

         On May 7, 2006, Voyager One, Inc. entered into a letter of intent to acquire Gulf Coast Petroleum, Inc. based in Chicago, Illinois. Gulf Coast Petroleum, Inc. is a distributor of Centron. Centron is a patented fuel additive produced by American Energy Group which works as a catalyst during combustion to burn fuel more efficiently and completely resulting in a consistent increase in fuel economy together with reduced vehicle operating costs and improved air quality. It has been successfully tested as engine safe with a wide array of diesel and gasoline series engines. The transaction, which is subject to the signing of a definitive agreement and customary closing conditions, is to close no later than June 19, 2006. The terms of the transaction have not been disclosed.

GOING CONCERN

         Voyager One's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2005,indicating that certain conditions exist that raise substantial doubt regarding our ability to continue as a going concern. These include the fact that we have been in the development stage since our inception (June 28, 2002) and that we continue to incur significant losses; accordingly, our viability depends on our ability to obtain future financing and the success of our future operations. The financial statements included in this quarterly report do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, stockholders may lose their entire investment in our common stock.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Voyager One to continue as a going concern.

EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

         The net loss for the three months ended March 31, 2006 was $336,758 compared to $438,096 for the three months ended March 31, 2005, a decrease of $101,338 largely attributable to our overall strategy to reduce expenses including our office relocation to a more cost effective space and the reduction in employees.

         Total operating expenses and loss from operations before impairment charges related to intangible assets of $135,275, interest of $47,718, and an offset for a gain on sale of equipment of $26,565 for the three months ended March 31, 2006 were $180,330 compared to $541,300 for the three months ended March 31, 2005, a decrease of $360,970. The operating expenses for the three months ended March 31, 2006 consisted primarily of amortization of $47,107, insurance of $11,704, consulting and accounting of $25,175, legal fees of $17,370 and payroll and payroll taxes of $66,710. The consulting and accounting services are entirely comprised of accounting fees. Most of our expenses were due to legal fees for general corporate consulting services, accounting fees in the preparation of the 2005 year end financial statements and payroll expenses.

NOTES

         The following table summarizes the nature and amount of all notes payable and convertible debt at March 31, 2006. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                            Annual                                         Principal
               Type                        Interest    Conversion     Maturity             Amount at
Date        Investment      Beneficiary      Rate     Discount Rate     Date             March 31, 2006
---------- --------------   ------------   --------   -------------   --------          ---------------
04/01/04   Conv.Note        Oberman             6%        40%(1)       04/01/07         $   25,000.00
04/22/04   Note Payable     Coan               24%        N/A          12/31/05(2)      $   35,000.00
01/01/05   Conv.Note        Hemmel             12%        25%(3)       06/30/06         $   50,000.00
01/11/05   Conv.Note        Nolan              12%        25%(3)       04/30/06(2)      $   44,520.55
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $  126,500.00(5)
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $  144,500.00(6)
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $   50,000.00
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $   50,000.00
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $   17,386.98
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $    3,695.21
05/25/05   Conv.Debenture   Cornell             5%        (4)          05/25/08         $  350,000.00
10/11/05   Conv. Debenture  Cornell             5%        (4)          10/11/08         $  100,000.00
12/31/05   Note Payable     Quest Mtg.         (7)        N/A          12/31/08         $  427,767.77(8)
12/31/05   Note Payable     Castle Hill        (7)        N/A          12/31/08         $  461,692.41(9)
1/24/06    Note Payable     Castle Hill        (7)        N/A          Due on demand    $   10,000.00
2/16/06    Note Payable     Castle Hill        (7)        N/A          Due on demand    $   15,000.00
                                                                                        --------------
                                                                      Total             $2,161,062.92
                                                                                        ==============

(1) The note holder has the option to convert after the second anniversary of the note at 60% of the average closing bid price of our common stock for the ten trading days immediately preceding the conversion date.

(2)      Extension has not been reached with note holder.

(3) The conversion price is equal to 75% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days.

(4) The conversion price is equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(5) On December 20, 2005, Cornell Capital converted principal of $20,000 into 160,000 unrestricted shares of common stock at $0.125 per share and on February 8, 2006 converted principal of $3,500 into 280,000 shares of unrestricted shares of common stock at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(6) On February 8, 2006 Trey Resources, Inc. converted principal of $5,500 into 440,000 unrestricted shares of common stock at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(7) Simple interest is to be paid monthly and is calculated at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity.

(8) This note supercedes and replaces the obligations and promissory notes including all accrued interest from Voyager One, Inc. to Quest Manufacturing, Inc. as follows:

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

(9) This note supercedes and replaces the promissory notes including all accrued interest from Voyager One, Inc. to Castle Hill Advisory Group as follows:

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
    12/21/05     6%           N/A    Due on demand   $  50,000.00    $   82.19
    11/16/05**  12%           N/A    02/13/06        $  50,706.85    $  706.85

         * This Short Term Promissory Note was issued in accordance with an Assignment of the same date from Quest Manufacturing, Inc. to Castle Hill Advisory Group of the principal and accrued interest of two notes issued to Quest Manufacturing, Inc. dated September 30, 2005 and October 3, 2005 in the principal amounts of $136,941.37 and $25,000.00, respectively, and accrued interest of $1,395.68 and $242.47, respectively.

         ** Represents a note assigned from Chace to Castle Hill effective 12/31/05.

FINANCIAL RESOURCES AND LIQUIDITY

         Voyager One is accounted for as a development stage company. We had no revenues for the three months ended March 31, 2006 and 2005. At March 31, 2006, we had current assets of $32,622 which consisted of an account receivable of $31,513 from Quest Manufacturing, Inc., an entity controlled by our CEO, John Lichter, for the sale of certain equipment. At March 31, 2006, we had current liabilities of $1,782,264. As a result, we had a working capital deficit of $1,749,642 at March 31, 2006. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $366,403, accrued expenses of $1,181,970, accrued interest of $79,370 and short-term notes payable of $154,521. In addition, long-term notes payable and convertible debt totaled $2,006,542. We are in default on one promissory note issued to Coan dated April 22, 2004 in the principal amount of $35,000 which matured on December 31, 2005 and a promissory note issued to Nolan dated January 11, 2006 in the principal amount of $44,520.55 which matured on April 30, 2006.

         For the three months ended March 31, 2006, net cash used in operations was ($158,903), net cash used in investing activities was $16,718, and net cash provided by financing activities was $137,099. Net cash used in operations consisted primarily of a net loss of $336,758, accounts receivable of ($31,513) and accrued interest of ($33,191) offset by depreciation and amortization of $45,784, impairment charges related to intangible assets of $135,275 for the loss of a patent, gain on sale of assets of $7,046, accounts payable of $8,476, and accrued liabilities of $45,978, a decrease as compared to $114,032 for the comparative period in 2005. Net cash used in investing activities was solely attributable to the sale of fixed assets of $16,718. Net cash provided by financing activities consisted of the issuance of common stock for cash totaling $112,099 and the issuance of notes payable of $25,000.

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

         Our current cash assets at March 31, 2006 were $1,109. In the first quarter of 2006, we raised a total of $82,718.21. $63,000.01 came from officers through loans and sales of securities, $16,718.20 came from the sale of equipment, and $3,000 came from the sale of securities to an unaffiliated third party. The proceeds were used for general corporate obligations. While we have dramatically decreased our operating costs since our office move in November, 2005, we will need to be able to raise $300,000 per month to sustain our current business plan. To initially ease fiscal constraints, approximately $500,000 will be needed to cover some past due accounts payable, day-to-day operating expenses and to procure outside engineering services and components to proceed with our prototype custom board design and subsequent testing.

         Our primary need for cash during the next 12 months will be to satisfy current liabilities of $1,782,264, as well as to support our expenses from operations including the hiring of additional employees and some capital expenditures mainly of organizational and accounting software. By the end of the year, we anticipate a need to raise between $10 to $20 million to satisfy these needs. We are also exploring other options that will fit our business model and assist us in meeting the demands of the research and development and product-offering segment of the business as well as additional acquisitions to compliment our current structure and improve our financial performance.

         On May 7, 2006, Voyager One, Inc. entered into a letter of intent to acquire Gulf Coast Petroleum, Inc. based in Chicago, Illinois. Gulf Coast Petroleum, Inc. is a distributor of Centron. Centron is a patented fuel additive produced by American Energy Group which works as a catalyst during combustion to burn fuel more efficiently and completely resulting in a consistent increase in fuel economy together with reduced vehicle operating costs and improved air quality. It has been successfully tested as engine safe with a wide array of diesel and gasoline series engines. The transaction, which is subject to the signing of a definitive agreement and customary closing conditions, is to close no later than June 19, 2006. The terms of the transaction have not been disclosed.

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

EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

         As of March 31, 2006, we had three full-time employees in administration & operations. On November 30, 2005, to reduce operating costs, we terminated the employment of two employees in product development and one employee in administration. None of our employees are represented by a labor organization and we are not party to any collective bargaining agreements.

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

         The non-cash assets acquired in this transaction included plastic tooling, molds, metal tooling, software, intellectual property and licensing agreements. The only liability assumed was a payment of approximately $76,000 due Knobbe, Martens, Olson & Bear, LLP, ("KMOB") our predecessor's patent attorneys. The non-cash assets of the bankrupt California company were purchased and the account payable was assumed by Quest Manufacturing, Inc. on February 2, 2002 through a bankruptcy court order. Pursuant to the Asset Purchase Agreement, Quest Manufacturing, Inc. received 15,365,000 shares of Class A Common Stock of Silicon Film Technologies, Inc. valued at $768,250 or $0.05 per share and was to be paid the sum of $70,000 by June 30, 2003 and the sum of $320,000 by December 31, 2004. The unpaid balance accrued interest at the rate of 6% per annum. On December 31, 2005, the terms were renegotiated and the unpaid principal balance of $305,000 and accrued interest of $45,500 were consolidated with outstanding notes due Quest Manufacturing into one promissory note that matures on December 31, 2008 with a principal amount of $427,767.77 and interest payable monthly at the prime rate established on the first business day of each month on the outstanding principal balance for each respective month until maturity.

         On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" which was filed on November 12, 1999, issued on April 9, 2002 and was to expire on November 12, 2019. We no longer hold any ownership rights in the technology underlying this patent which is now in the public domain. We recorded an impairment loss of $135,275 in the financial statements.

         All of the remaining patents purchased from Quest Manufacturing, Inc. are the subject of assignments which conveyed all rights, title and interest in the underlying patents. Some of the patents are the subject of a licensing agreement between an unaffiliated third party, Itzchak Sapir, and the now-bankrupt California based company. Pursuant to the licensing agreement and amendment thereto, the inventor, Itzchak Sapir is to receive a royalty payment of 1.5% of all e-film sales.

INTELLECTUAL PROPERTY PATENTS

         As of March 31, 2006, Voyager One had four issued United States patents and one issued and one pending foreign patents applying to the EFS and generally related to attributes of the EFS. Voyager One owns all rights, title and interest in the technology and intellectual property which is the subject of the royalty bearing amended licensing agreement and assignment with Itzchak Sapir, an unaffiliated third party.

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

PROCESS

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

Item 3.  Controls and Procedures.

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2006 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not a party to any pending legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On January 12, 2006, Voyager One issued 400,000 shares of restricted common stock to four key employees upon exercise of options at $0.25 per share which were paid for with promissory notes totaling $100,000 which were previously assigned by Quest Manufacturing, Inc. to each of the four key employees on September 30, 2005.

         On January 12, 2006, Voyager One issued 749,102 shares of common stock to Prikos at $0.125 per share pursuant to an election of conversion of principal and accrued interest of $93,637.67 of a convertible note dated February 1, 2005 at 50% of the lowest closing bid price of our common stock on that date.

         On February 7, 2006, Voyager One issued, pursuant to a securities purchase agreement, 600,000 shares of restricted common stock to Persin, the Company's Vice President and Corporate Secretary, for a total purchase price of $18,000 at $0.03 per share based on the closing bid price of our common stock on February 6, 2005.

         On February 8, 2006, Voyager One issued 280,000 shares of unrestricted shares of common stock to Cornell Capital upon conversion of $3,500 of the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. Following this transaction, the principal balance of the debenture was $126,500.

         On February 8, 2006, Voyager One issued 440,000 shares of unrestricted shares of common stock to Trey Resources, Inc. upon conversion of $5,500 of the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. Following this transaction, the principal balance of the debenture was $144,500.

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

         On March 3, 2006, Voyager One issued 1,114,476 shares of common stock to Anna Byrne at $0.03 per share pursuant to an election of conversion of principal and accrued interest of $33,434.28 of a convertible note dated March 31, 2005 at 75% of the closing bid price of $0.04 per share on that date.

         On March 3, 2006, Voyager One issued 1,085,261 shares of common stock to Patrick Byrne at $0.03 per share pursuant to an election of conversion of principal and accrued interest of $32,557.81 of a convertible note dated March 31, 2005 at 75% of the closing bid price of $0.04 per share on that date.

         On March 10, 2006, Voyager One issued, pursuant to a securities purchase agreement, 966,711 shares of restricted common stock to Schmidt for a total purchase price of $38,668.44 at $0.04 per share which was paid for with the exchange and retirement of a note payable dated August 17, 2004.

         On March 28, 2006, Voyager One issued, pursuant to a securities purchase agreement, 810,754 shares of restricted common stock to Webb for a total purchase price of $32,430.13 at $0.04 per share which was paid for with the exchange and retirement of a note payable dated July 20, 2004.

         The above shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as amended.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of stockholders in the first quarter of 2005.

Item 5.  Other Information.

         None.

Item 6.

(a)      Exhibits.


------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
------------------ ----------------------------------------------------------------  -----------------------------------------------
4.1                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.27
                   and Voyager One for $10,000 dated January 24, 2006                of the Company's Annual Report on Form
                                                                                     10-KSB filed with the Securities and Exchange
                                                                                     Commission on April 14, 2006
------------------ ----------------------------------------------------------------  -----------------------------------------------
4.2                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.28
                   and Voyager One for $15,000 dated February 16, 2006               of the Company's Annual Report on Form
                                                                                     10-KSB filed with the Securities and Exchange
                                                                                     Commission on April 14, 2006
------------------ ----------------------------------------------------------------  -----------------------------------------------
4.3                Short Term Promissory Note between Castle Hill Advisory Group     Provided herewith
                   and Voyager One for $18,000 dated April 14, 2006
------------------ ----------------------------------------------------------------  -----------------------------------------------
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

(b)      Reports on 8-K During the Quarter.

         On March 1, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 3.02 (Unregistered Sales of Equity Securities).


                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Voyager One, Inc.

                              By /s/ John Lichter
                                 -----------------------------------------------
                                 John Lichter, Chief Executive Officer
                                 Date: 5/22/06

                              By /s/ Sebastien C. DuFort
                                 -----------------------------------------------
                                 Sebastien C. DuFort, President and Acting Chief Financial Officer
                                 Date: 5/22/06

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By /s/ John Lichter
                                 -----------------------------------------------
                                 John Lichter, Chief Executive Officer and
                                 Director
                                 Date: 5/22/06

                              By /s/ Sebastien C. DuFort
                                 -----------------------------------------------
                                 Sebastien C. DuFort, President and Acting Chief Financial Officer And Director
                                 Date: 5/22/06