Form 10QSB
period 2006-06-30
VOYAGER ONE INC
filed 2006-08-14
CIK 1140300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X ) No  (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )  No  ( X )

The number of shares of the registrant's common stock as of June 30, 2006:
40,559,555 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               F-2

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    23

Item 3.  Controls and Procedures                                             28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         28

Item 3.  Defaults Upon Senior Securities                                     30

Item 4.  Submission of Matters to a Vote of Security Holders.                30

Item 5.  Other Information                                                   30

Item 6.
     (a) Exhibits                                                            30
     (b) Reports on 8-K During the Quarter                                   30

SIGNATURES AND CERTIFICATES                                                  31

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

Consolidated Statement of Changes in Shareholders' Equity (Deficit).........F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                                   VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
----------------------------------------------------------------------------------------------------


                                                                    June 30, 2006      December 31,
                                                                    (CONSOLIDATED)         2005
                                                                     ------------      ------------

                             ASSETS
Current assets:
    Cash                                                             $     8,249       $     6,195
    Accounts Receivable                                                       --                --
                                                                     ------------      ------------

    Total current assets                                                   8,249             6,195
                                                                     ------------      ------------

Property, equipment and software, net                                         --            22,441
                                                                     ------------      ------------
Other assets:
    Deposits                                                               7,197             7,197
    Domain name                                                           10,000            10,000
    Deferred financing costs and imputed interest, net                    35,485            62,986
    Patents, net                                                         676,379           845,011
                                                                     ------------      ------------

     Total other assets                                                  729,061           925,194
                                                                     ------------      ------------
     Total assets                                                    $   737,310       $   953,830
                                                                     ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $   361,913       $   357,927
    Accrued expenses                                                   1,206,603         1,135,992
    Accrued interest                                                      87,723            75,423
    Notes payable - employee                                                  --           100,000
    Notes payable                                                        126,148           326,288
                                                                     ------------      ------------
     Total current liabilities                                         1,782,387         1,995,630
                                                                     ------------      ------------

Long term note payable - related party                                        --           889,460
Long term note payable                                                 1,092,082         1,126,082
                                                                     ------------      ------------

     Total long term liabilities                                       1,092,082         2,015,542

Commitments                                                                   --                --

Stockholders' equity (deficit):
    Preferred Stock, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at June 30, 2006
      and December 31, 2005, respectively                                  1,000             1,000
    Common Stock, par value $0.001, 200,000,000
      shares authorized, 40,559,555 and 15,170,544
      shares issued and outstanding at June 30, 2006
      and December 31, 2005,respectively                                  40,560            15,171
    Additional paid in capital                                         4,974,560         3,590,910
    Deficit accumulated during development stage                      (7,153,279)       (6,664,423)
                                                                     ------------      ------------
     Total stockholders' deficit                                      (2,137,159)       (3,057,342)
                                                                     ------------      ------------
     Total liabilities and stockholders'
      equity (deficit)                                               $   737,310       $   953,830
                                                                     ============      ============

                            See accompanying notes to financial statements





                                          VOYAGER ONE, INC. AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005 AND
                          CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                                     (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                             Cumulative
                                                                                                             amount from
                                            For the three months ended      For the six months ended          inception
                                          ------------------------------ --------------------------------     (June 28,
                                                                                                            2002) through
                                             June 30,         June 30,        June 30,         June 30,         June 30,
                                              2006             2005            2006             2005             2006
                                          -------------    -------------   --------------  -------------  ----------------

Operating expenses
 Amortization                             $     13,750     $     44,330    $      60,857   $   127,908    $      700,650
 Automobile expense                              4,394              --             4,394            --            29,320
 Bank service charges                              762            1,420              783         2,492             7,141
 Depreciation                                       --            2,640              775         5,280            22,337
 Dues and subscriptions                             --               60               --           131               166
 Equipment rental                                   --           25,331               --        57,809           183,079
 Licenses and permits                            4,684            2,560            6,305        (1,617)           35,276
 Insurance                                      12,996           26,260           24,700        55,862           225,519
 Engineering and office supplies                 1,140            1,713            1,767         2,246           133,632
 Financing Expense                               5,000               --            5,000            --             5,000
 Postage and delivery                              507              872            1,700         1,974            16,412
 Product development                                --               --               --           109           153,969
 Consulting and accounting                      30,846           32,971           56,021        81,069           996,335
 Legal fees                                      1,395           49,477           18,765       103,030           374,087
 Payroll and payroll taxes                      32,338          209,179           99,048       471,251         1,811,568
 Reference materials                                --               --               --            --               115
 Rent                                            3,600           17,308            7,200        34,617           153,371
 Relocation expense                                 --               --               --           875            11,819
 Reimbursable expense                            3,753               --            3,753            --             3,753
 Repairs and maintenance                           523            1,236              583         2,900            12,444
 Marketing supplies                                 --              160               --           160             5,705
 Communication and internet                      3,400            6,274            5,253        12,437            68,988
 Travel and entertainment                        3,785               --            5,828         1,958            76,002
 Utilities                                         256            1,588              562         4,188            15,491
 Miscellaneous                                      40               --              204            --               313
                                          -------------    -------------    -------------  -------------    --------------
Total operating expenses and loss from
  operations                                   123,169          423,379          303,498       964,679         5,042,492
Impairment charges related to intangible
  assets                                            --               --          135,275            --           135,275
Interest expense                                28,928           47,569           76,647       116,409         2,164.590
Gain on cancellation of financing fees              --               --               --      (172,044)         (172,044)
Gain on sale of equipment                           --               --          (26,564)           --           (26,564)
Loss on abandonment of assets                       --               --               --            --             9.530
                                          -------------    -------------    -------------  -------------   --------------
Net loss before income taxes                  (152,097)        (470,948)        (488,856)     (909,044)       (7,153,279)
Provision for income taxes                          --               --               --            --                --
                                          -------------    -------------    -------------  -------------   --------------
Net loss                                  $   (152,097)    $   (470,948)    $   (488,856)     (909,044)    $  (7,153,279)
                                          =============    =============    =============  =============   ==============
Loss per share (basic and
  diluted)                                $     (0.00)            (0.03)    $      (0.02)  $     (0.06)
                                          =============    =============    =============  =============
Weighted average number of shares
  outstanding (basic and diluted)          33,952,496        14,600,000       26,069,602    14,600,000
                                          =============    =============    =============  =============


                                          See accompanying notes to financial statements





                                                 VOYAGER ONE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------

                                     Preferred stock             Common stock
                               ------------------------- --------------------------
                                                                                                    Deficit
                                                                                                  accumulated
                                                 Par                    Par value                    during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --
Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --         1,000
Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2002            --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,500            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2003     1,000,000        1,000   13,185,836        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Issuance of shares for
 services                               --           --      289,600           290         8,785            --         9,075

Reverse acquisition                     --           --      954,564           954       (34,758)           --       (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (2,615,686)   (2,615,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2004     1,000,000        1,000   14,600,000        14,600     1,194,546    (3,306,167)   (2,096,021)

Intrinsic value of beneficial
 conversion features of notes
 and debentures                         --           --           --            --     1,580,445            --     1,580,445

Conversion of notes payable
 and debentures into stock              --           --      570,544           571       815,919            --       816,490

Net loss                                --           --           --            --            --    (3,358,256)   (3,358,256)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2005     1,000,000  $     1,000   15,170,544   $    15,171   $ 3,590,910   $(6,664,423)  $(3,057,342)

Common stock issued for cash            --           --   19,306,465        19,307     1,069,736            --     1,089,043

Common stock issued upon
 exercise of stock options              --           --      400,000           400        99,600            --       100,000

Conversion of notes payable
 and debentures into stock              --           --    5,097,411         5,097       188,532            --       193,629

Common stock issued for
 reimbursement of operating
 expenses                               --           --      251,801           252        16,115            --        16,367

Common stock issued for
 services                               --           --      333,334           333         9,667            --        10,000

Net loss                                --           --           --            --            --      (488,856)     (488,856)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at June 30, 2006
      (Unaudited)                1,000,000  $     1,000   40,559,555   $    40,560    $ 4,974,560  $(7,153,279)  $(2,137,159)
                               ============ ============ ============  ============  ============  ============  ============

                                          See accompanying notes to financial statements




                                        VOYAGER ONE, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                   Cumulative
                                                                                                  amount from
                                                                                                   inception
                                                                For the six       For the six       (June 28,
                                                                months ended      months ended    2002) through
                                                                   June 30,         June 30,         June 30,
                                                                    2006             2005             2006
                                                               -------------     -------------    -------------

Cash flows from operating activities:
Net loss                                                       $   (488,856)     $  (909,044)     $(7,153,279)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                        59,534          133,188          720,890
Impairment charges related to intangible assets                     135,275               --          135,275
Loss on asset abandonement                                               --               --            9,530
Imputed interest                                                         --            6,408           23,428
Issuance of common stock for services                                    --               --           10,075
Issuance of common stock for financing                                   --               --           38,208
Intrinsic value of beneficial conversion feature                         --               --        1,580,445
Conversion of notes payable and debentures into stock                    --               --          120,003
Issuance of common stock for accrued interest                        13,601               --           13,601
Issuance of notes as payment accrued interest                            --           82,264           99,205
Gain on sale of assets                                                7,046               --            7,046
Changes in operating assets and liabilities:
 Deposits                                                                --           (7,197)         (15,598)
 Bank draft                                                              --             8828            8,828
 Accounts payable                                                     3,236           78,968          349,364
 Accrued liabilities                                                 70,611          378,219          491,700
 Accrued interest                                                   (24,838)          25,898          761,380
                                                                ------------     ------------     -------------
Net cash provided by (used in) operating activities                (224,391)     $  (202,468)     $(2,799,899)
                                                                ------------     ------------     -------------

Cash flows from investing activities:
 Acquisition of property and equipment                                   --               --          (53,533)
 Acquisition of patents                                                  --               --         (465,922)
 Sale of fixed assets                                                16,718               --           16,718
 Acquisition of domain name                                              --               --          (10,000)
                                                                ------------     ------------     ------------
Net cash provided by (used in) investing activities                  16,718               --         (512,737)
                                                                ------------     ------------     ------------

Cash flows from financing activities:

 Cancellation of financing fees                                          --         (172,044)        (172,044)
 Recapitalization                                                        --               --          (33,804)
 Issuance of common stock for cash                                  170,099               --          560,099
 Issuance of notes payable                                           43,000          441,500        3,275,985
 Payments on notes payable                                           (3,372)         (67,000)        (309,351)
                                                                ------------     ------------     ------------
Net cash provided by (used in) financing activities                 209,727          202,456        3,320,885
                                                                ------------     ------------     ------------

Net increase (decrease) in cash                                       2,054              (12)           8,249

Cash, beginning of period                                             6,195            1,012               --
                                                                ------------     ------------     ------------

Cash, end of period                                              $    8,249     $      1,000      $     8,249
                                                                 ============    ============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                   $        --     $       868      $     9,618
                                                                 ============    ============     =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                 $        --     $        --      $   (33,804)
                                                                 ============    ============     =============
      Issuance of 3,073,000 shares of
        common stock for patents acquired                        $        --     $        --      $   768,250
                                                                 ============    ============     =============

      Cancellation of debentures issued for financing fees       $        --     $  (750,000)     $  (750,000)
                                                                 ============    ============     =============
      Issuance of convertible debentures for financing fees      $        --     $    35,000      $   870,000
                                                                 ============    ============     =============
      Issuance of common stock for financing                     $        --     $        --      $     5,625
                                                                 ============    ============     =============
      Issuance of common stock for notes and debentures          $   193,629     $        --      $ 1,080,119
                                                                 ============    ============     =============
      Issuance of common stock for services                      $    10,000     $        --      $    20,075
                                                                 ============    ============     =============

                                     See accompanying notes to financial statements

                                                            F-5

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         The Company's success will depend in part on its ability to obtain financing necessary to produce and sell its EFS product line. To reduce operating capital, the Company is also seeking potential partners in the development and/or licensing of the technology underlying the EFS. Recently, the Company has undertaken an additional strategic focus to seek to acquire environmentally friendly companies that blend, bottle, and distribute private label oils, lubricants, and related products for the automotive and industrial industries. The Company believes that the acquisition of companies in the oil and lubricant blending business will improve its overall financial position and opportunity for long term growth. The Company's intention is to eventually become a holding company with multiple subsidiaries.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         The former shareholders of Silicon Film Technologies, Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film Technologies, Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film Technologies, Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement will be those of Silicon Film Technologies, Inc. and the name of the consolidated Company going forward will be Voyager One, Inc. Management has undertaken an additional strategic focus for the company by seeking to acquire companies that blend, bottle, and distribute private label oils, lubricants, and related

         Concurrent with the reorganization the company issued 289,600 shares of common stock for services.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in 2005. An impairment loss of $135,275 was recorded for the loss of one patent for the three months ended March 31, 2006. During the quarter ending June 30, 2006, the Company decided not to invest any more resources into the maintenance and protection of its patents relative to its EFS technology and has chosen to record a $676,379 charge to expense reflecting a total write off of its intangible patent assets.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         As of June 30, 2006, the Company has no property and equipment. See note 6.

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in 2005. An impairment loss of $135,275 was recorded for the three months ended March 31, 2006 related to the loss of one patent.


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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------


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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

5.       COMMITMENTS
         -----------

         OPERATING LEASES
         ----------------

         The Company leased its facility through October 31, 2005 which required monthly payments of $4,200. In addition, the Company was responsible for all taxes and operating expenses which increased the monthly payments to $5,769.50. The lease expired on September 30, 2005. Total rent expense under this agreement was $0.00 and $34,617 for the six months ended June 30, 2006 and 2005, respectively.

         On November 1, 2005, the Company moved its offices to 16 East Hinsdale Avenue, Hinsdale, Illinois 60521 which is subject to a one year lease at $1,200 per month and payment of the pro rata share of gas, electricity and maintenance. Total rent expense under this agreement was $7,200 for the six months ended June 30, 2006.

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

         Pursuant to the agreement, all further payments under the subleases were terminated. Quest agreed to allow Silicon Film and Voyager One the use of specified equipment through the original expiration dates of the subleases for the specified equipment except if Quest must, under the terms of the master leases, return the specified equipment for failure to comply with their terms. The remaining equipment under the subleases was returned to Quest Manufacturing. Total expense under the subleases for 2005 was $67,178.69.

         A one-year renewal license starting on March 5, 2005 for organizational software required payments totaling $7,470 in 2005. The balance from 2004 of $9,425.88 was rolled over with the renewal fee requiring an upfront payment of $2,895.88 and the remainder of $14,000 was to be paid in four installments of $3,500, the last being in January, 2006. Total payments made in 2005 were $6,395.88. No payments were made for the six months ended June 30, 2006. The license was not renewed in 2006 leaving an unpaid balance at June 30, 2006 of $10,500. This amount is included in accounts payable.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------


6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at:

                                          June 30,    December 31,
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
                                        ============  ============

         Voyager One entered into an asset purchase agreement with Quest Manufacturing, Inc., an entity controlled by the Company's CEO, John Lichter, effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231.38 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718.21 and provided that the remaining balance of $31,513.17 is due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was offset by the balance due. The Company recorded a $26,564 gain in connection with this transaction.

         Depreciation expense is $775 and $5,280 for the six months ended June 30, 2006 and 2005, respectively.

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

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $60,857 and $127,908 for the six months ended June 30, 2006 and 2005, respectively.

         On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" and no longer holds any ownership rights in the technology underlying the patent. The Company recorded an impairment loss of $135,275 in the quarter ending March 31, 2006. The balance is:

                                                 June 30,    December 31,
                                                   2006          2005
                                              -------------  ------------
         Patents                              $  1,234,172   $ 1,234,172
         Less: accumulated amortization       $   (389,161)     (389,161)
         Less: impairment loss recorded in        (135,275)           --
               quarter ended March 31, 2006   -------------  ------------
                                              $    676,379   $   845,011
                                              =============  ============

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------


8.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST
         ---------------------------------------------

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP which are being amortized over the term of the debentures.

         The components of the deferred financing costs are as follows at:

                                                       June 30,    December 31,
                                                         2006         2005
                                                     ------------  ------------

         Deferred financing costs                    $   165,000   $   165,000
         Less: accumulated amortization of fees         (129,515)     (102,014)
                                                     ------------  ------------
         Net deferred financing costs                $    35,485   $    62,986
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

  9.     INCOME TAXES
         ------------

         The components of the deferred tax asset are as follows:

                                                       June 30,    December 31,
                                                         2006         2005
                                                    -------------  ------------
         Deferred tax assets:
             Net operating loss carry-forward       $  1,928,000     1,518,000
             Amortization                                 22,000        15,000
             Temporary timing difference                 961,000       961,000
                                                    -------------  ------------

                                                       2,911,000     2,494,000
         Less: valuation allowance                    (2,911,000)   (2,494,000)
                                                    -------------  ------------
         Net deferred tax assets                    $         --   $        --
                                                    =============  ============

         The Company had available approximately $5,183,976 and $4,717,267 in unused federal and state net operating loss carry-forwards at June 30, 2006 and December 31, 2005, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2006 and December 31, 2005, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:

                                                      June 30,     December 31,
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
                                                    =============   ============

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         CANCELLATION OF SHARES
         ----------------------

         On April 28, 2004, the Company's CEO cancelled 400,000 post stock split shares of common stock. On June 26, 2006, the Company's President and acting Chief Financial Officer cancelled 613,283 shares of common stock.


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

         On April 28, 2004, the Company also issued a warrant to CMI Capital, LLC, a financial consulting firm, for 666,666 post stock split shares of its common stock at $.25 per share exercisable after February 26, 2005 with an expiration date of February 26, 2010. This warrant was cancelled on July 15, 2004. On the same date, Voyager One, Inc. issued a warrant to CMI Capital, LLC, to purchase 666,666 shares of Voyager One, Inc.'s common stock at $.25 per share exercisable on and after January 15, 2005. This warrant expires on January 15, 2010. The managers and principals of CMI Capital LLC, a limited liability corporation, are Gerry Martin and Greg Orlandella, each having an equal interest.
                                      F-16

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
       AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
--------------------------------------------------------------------------------

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

12.      NOTES PAYABLE
         -------------
         The notes payable balance consists of the following:

                                                              June 30, 2006     December 31, 2005
                                                           -------------------- --------------------
           12% note payable to A. Byrne, principal
               and interest due April 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005.
               Remainder of principal and accrued
               interest was converted on March 3, 2006                 --               29,241

           12% note payable to P. Byrne, principal
               and interest due April 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005.
               Remainder of principal and accrued
               interest was converted on March 3, 2006                 --               28,452

           24% note payable to Coan, principal and
               interest due December 31, 2005. Coan was
               repaid $10,000 of the original principal
               balance of $50,000 on August 6, 2004
               and $5,000 of the principal balance on
               December 20, 2004 (an extension has
               not been reached with note holder)                  35,000               35,000

           12% note payable to Hemmel, principal
               and interest due June 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                                     50,000               50,000

             12% note payable to Nolan, principal and
               interest due April 30, 2006,
               convertible into common stock
               after company's listing on a public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date                             $       41,148       $       44,521





                                  VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
----------------------------------------------------------------------------------------------------

                                                            June 30, 2006      December 31, 2005
                                                           -------------------- --------------------
           12% note payable to Prikos, principal and
               interest due December 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $75,000 (principal and accrued interest
               of $93,637.67 were converted into
               749,102 shares of common stock on
               January 12, 2006)                                       --               84,074

           24% note payable to Schmidt, principal and
               interest due December 31, 2005 (principal
               and accrued interest of $38,668.44 were
               used to purchase 966,711 shares
               of common stock on March 10, 2006)                      --               30,000

           24% note payable to Webb, principal and
               interest due December 31, 2005 (principal
               and accrued interest of $32,430.13 were
               used to purchase 810,754 shares
               of common stock on March 28, 2006)                      --               25,000

           24% note payable to Weidner, principal and
               interest due January 10, 2005 and
               subsequently paid in full on
               January 10, 2005                                        --                   --
                                                           -------------------- --------------------
                                                           $      126,148       $      326,288
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
                                                           ==================== ====================





                                 VOYAGER ONE, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH JUNE 30, 2006
----------------------------------------------------------------------------------------------------
      The notes payable - long term related party balance consists of the following:

                                                              June 30, 2006      December 31, 2005
                                                           -------------------- --------------------
         Prime note payable to Castle Hill Advisory
               Group, an entity controlled by the
               Company's president and acting chief
               financial officer, Sebastien DuFort,
               principal due December 31, 2008,
               interest payable on last day of each
               month at prime rate as published in
               Wall Street Journal on first business
               day of each month on outstanding
               principal balance for each respective
               month until maturity. This note
               consolidates the following notes with
               principal and accrued interest as
               follows:

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

               ($406,604.10 was used to purchase
               6,255,448 shares on April 28, 2006,
               $30,000 was used to purchase 300,000
               shares on May 15, 2006 and $31,051.80
               was used to purchase 776,295 shares on
               June 1, 2006)

              *represents a note assigned from
               Chace to Castle Hill on December
               31, 2005                                    $           --       $      461,692

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

                 Date of               Accrued
                  Note     Principal   Interest

               02/01/03 $ 305,000.00 $45,500.00
               10/07/05 $  25,000.00 $   349.32
               11/3/05  $   9,000.00 $    84.33
               12/01/05 $  42,623.93 $   210.20
               (principal and unpaid interest were
               used to purchase shares of
               common stock on April 28, 2006 and
               for payment of monies due Company)                      --              427,768
                                                           -------------------- --------------------
                                                           $           --       $      889,460
                                                           ==================== ====================


                                             F-20
















     The notes payable - long term balance consists of the following:

                                                             June 30, 2006      December 31, 2005
                                                           -------------------- --------------------
            6% note payable to Oberman, principal
               and interest due April 1, 2007,
               convertible after April 1, 2006 at the
               holder's request into common stock
               of the company at a 40% discount to the
               average closing bid price for ten trading
               days preceding the conversion date          $       25,000        $      25,000

            Long term portion of convertible debentures
            See note 11.                                        1,067,082            1,101,082
                                                           --------------------  ------------------
                                                           $    1,092,082        $   1,126,082
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

14.      SUBSEQUENT EVENTS
         -----------------

         On July 18, 2006, Voyager One issued, pursuant to a securities purchase agreement, 483,871 shares of restricted common stock to an outside party for a total cash purchase price of $15,000 at $0.031 per share based on the closing bid price of our common stock on said date.

         On August 1, 2006, Voyager One, Inc. received a Notice of Conversion from Cornell Capital Partners, LP for the conversion of principal of $10,886.98 of the $150,000 debenture dated March 8, 2006 for 1,088,698 shares of common stock based on 50% of the lowest closing bid price of $0.02 for the five trading days prior to the conversion date. On August 8, 2006, Voyager One redeemed the principal amount of $10,886.98 for a total payment of $17,103 which included interest of $772.53 and a 50% premium of the amount redeemed pursuant to the terms of the debenture.

         On August 1, 2006, Voyager One, Inc. received a Notice of Conversion from Trey Resources, Inc. for the conversion of principal of $10,695.21 of the $150,000 debenture dated March 8, 2006 for 1,069,521 shares of common stock based on 50% of the lowest closing bid price of $0.02 for the five trading days prior to the conversion date. On August 8, 2006, Voyager One redeemed the principal amount of $10,695.21 for a total payment of $16,801.74 which included interest of $758.92 and a 50% premium of the amount redeemed pursuant to the terms of the debenture.

         On August 7, 2006, Voyager One, Inc. issued an unsecured $30,000 12% note payable to an outside party with principal due September 6, 2006. A commitment fee of $3,000 is due upon maturity in addition to outstanding principal and unpaid interest.

         On August 8, 2006, Voyager One, Inc. received a Notice of Conversion from Cornell Capital Partners, LP for the conversion of principal of $35,000 of the $150,000 debenture dated March 8, 2006 for 1,000,000 shares of common stock based on 50% of the lowest closing bid price of $0.07 for the five trading days prior to the conversion date.

         On August 8, 2006, Voyager One, Inc. received a Notice of Conversion from Trey Resources, Inc. for the conversion of principal of $35,000 of the $150,000 debenture dated March 8, 2006 for 1,000,000 shares of common stock based on 50% of the lowest closing bid price of $0.07 for the five trading days prior to the conversion date.

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

EXPENSES FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

         The net loss for the three months ended June 30, 2006 was $152,097 compared to $470,948 for the three months ended June 30, 2005, a decrease of $318,851 largely attributable to our overall strategy to reduce expenses including our office relocation to a more cost effective space and the reduction in employees.

         Total operating expenses and loss from operations before interest of $28,928 for the three months ended June 30,2006 were $123,169 compared to $423,379 for the three months ended June 30, 2005, a decrease of $300,210. The operating expenses for the three months ended June 30, 2006 consisted primarily of amortization of $13,750, automobile expense of $4,394, licenses and permits of $4,684, financing expense of $5,000, insurance of $12,996, consulting and accounting of $30,846, and payroll and payroll taxes of $32,338. The consulting and accounting services are comprised of $20,846.25 in accounting fees and $10,000 in business and financial consulting. Most of our expenses were due to accounting fees in the preparation of the first quarter, 2006 financial statements and payroll expenses.

EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

         The net loss for the six months ended June 30, 2006 was $488,856 compared to $909,044 for the six months ended June 30, 2005, a decrease of $420,188 largely attributable to our overall strategy to reduce expenses including our office relocation to a more cost effective space and the reduction in employees. During the quarter ending March 31, 2006, the Company did not pay a maintenance fee on a patent and recorded an impairment loss of $135,275 for the loss of the patent.

         Total operating expenses and loss from operations before impairment charges related to intangible assets of $135,275, interest of $76,647, and an offset for a gain on sale of equipment of $26,564 for the six months ended June 30, 2006 were $303,498 compared to $964,679 for the six months ended June 30, 2005, a decrease of $661,181. The operating expenses for the six months ended June 30, 2006 consisted primarily of amortization of $60,857, insurance of $24,700, consulting and accounting of $56,021, legal fees of $18,765 and payroll and payroll taxes of $99,048. The consulting and accounting services are comprised of 46,021 in accounting fees and $10,000 in business and financial consulting. Most of our expenses were due to legal fees for general corporate consulting services, accounting fees in the preparation of the 2005 year end and first quarter, 2006 financial statements, insurance and payroll expenses.

NOTES

         The following table summarizes the nature and amount of all notes payable and convertible debt at June 30, 2006. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                            Annual                                         Principal
               Type                        Interest    Conversion     Maturity             Amount at
Date        Investment      Beneficiary      Rate     Discount Rate     Date             June 30, 2006
---------- --------------   ------------   --------   -------------   --------          ---------------
04/01/04   Conv.Note        Oberman             6%        40%(1)       04/01/07         $   25,000.00
04/22/04   Note Payable     Coan               24%        N/A          12/31/05(2)      $   35,000.00
01/01/05   Conv.Note        Hemmel             12%        25%(4)       06/30/06(3)      $   50,000.00
01/11/05   Conv.Note        Nolan              12%        25%(4)       04/30/06(2)      $   41,148.26
03/08/05   Conv.Debenture   Cornell             5%        (5)          03/08/08         $  114,000.00(6)
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08         $  132,000.00(7)
03/08/05   Conv.Debenture   Cornell             5%        (5)          03/08/08         $   50,000.00
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08         $   50,000.00
03/08/05   Conv.Debenture   Cornell             5%        (5)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (5)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (5)          03/08/08         $   17,386.98
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08         $    3,695.21
05/25/05   Conv.Debenture   Cornell             5%        (5)          05/25/08         $  350,000.00
10/11/05   Conv. Debenture  Cornell             5%        (5)          10/11/08         $  100,000.00
                                                                                        --------------
                                                                      Total             $1,268,230.45
                                                                                        ==============

(1) The note holder has the option to convert after the second anniversary of the note at 60% of the average closing bid price of our common stock for the ten trading days immediately preceding the conversion date.

(2)      Extension has not been reached with note holder.

(3)      Tentative renegotiation has been reached with note holder.

(4) The conversion price is equal to 75% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager One has been listed on a public market for ninety days.

(5) The conversion price is equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(6) On December 20, 2005, Cornell Capital converted principal of $20,000 into 160,000 unrestricted shares of common stock at $0.125 per share, and on February 8, 2006 converted principal of $3,500 into 280,000 shares of unrestricted shares of common stock at $0.0125 per share.
         On April 3, 2006, Cornell Capital converted principal of $12,500 into 714,286 restricted shares of common stock at $0.0175 per share. These shares had a restriction date of May 21, 2004 and were not registered with the Securities and Exchange Commission. All conversions were based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(7) On February 8, 2006 Trey Resources, Inc. converted principal of $5,500 into 440,000 unrestricted shares of common stock at $0.0125 per share. On April 3, 2006, Trey Resources, Inc. converted principal of $12,500 into 714,286 restricted shares of common stock at 0.0175 per share. These shares had a restriction date of May 21, 2004 and were not registered with the Securities and Exchange Commission. All conversions were based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

FINANCIAL RESOURCES AND LIQUIDITY

         Voyager One is accounted for as a development stage company. We had no revenues for the three months ended June 30, 2006 and 2005. At June 30, 2006, we had current assets of $8,249 and current liabilities of $1,782,387. As a result, we had a working capital deficit of $1,774,138. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $361,913, accrued expenses of $1,206,603, accrued interest of $87,723 and short-term notes payable of $126,148. In addition, long-term notes payable and convertible debt totaled $1,092,082. We are in default on three promissory notes issued to Coan dated April 22, 2004 in the principal amount of $35,000 which matured on December 31, 2005, to Hemmel dated January 1, 2005 in the principal amount of $50,000 which matured on June 30, 2006 and to Nolan dated January 11, 2005 in the principal amount of $41,148.26 which matured on April 30, 2006. A tentative renegotiation of the Hemmel note has been reached.

         For the six months ended June 30, 2006, net cash used in operations was ($224,391), net cash used in investing activities was $16,718 and net cash provided by financing activities was $209,727. Net cash used in operations consisted primarily of a net loss of $488,856 offset by depreciation and amortization of $59,534, impairment charges related to intangible assets of $135,275, issuance of common stock for accrued interest of $13,601, gain on sale of assets of $7,046, accounts payable of $3,236 , accrued liabilities of $70,611 and accrued interest of ($24,828), an increase as compared to ($202,468) for the comparative period in 2005. Net cash used in investing activities was $16,718 which arose from the sale of equipment. Net cash provided by financing activities consisted of the issuance of common stock for cash totaling $170,099 and the issuance of notes payable of $43,000 offset by payments of notes payable of $3,372.

         We have relied exclusively on external financing, loans from officers and directors and the sale of our common stock to fund our operations and cover our up-front costs.

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

         On December 15, 2004, Cornell Capital assigned one-half of the convertible debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources pursuant to a written agreement. On March 8, 2005, Voyager One consented to the assignment. On May 25, 2005, a debenture was issued to Cornell Capital in the amount of $350,000 following the notification from the Securities and Exchange Commission that our registration statement on Form SB-2 filed March 31, 2005, as amended, was declared effective on May 11, 2005. Our registration statement registers for resale 1,690,560 shares of our common stock held by the selling security holders named in the registration statement which includes 440,000 shares registered, each, for Cornell Capital and Trey Resources. Voyager One will not receive any proceeds from the sale of shares under the registration statement.

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

         Our current cash assets at June 30, 2006 were $8,249. In the second quarter of 2006, we raised a total of $63,000. $28,000 came from officers through loans and sales of securities, and $35,000 came from the sale of securities to unaffiliated third parties. The proceeds were used for general corporate obligations. While we have dramatically decreased our operating expenses since our office move in November, 2005, we have been unable to obtain sufficient financing arrangements to sustain our monthly working capital requirements of $300,000 for the development of our electronic film system (EFS-4) pursuant to our business plan.

         On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" which was filed on November 12, 1999, issued on April 9, 2002 and was to expire on November 12, 2019. We no longer hold any ownership rights in the technology underlying this patent which is now in the public domain. We recorded an impairment loss of $135,275 in the quarter ending March 31, 2006. We have four remaining United States patents, one Hong Kong patent and one pending Canadian patent application.

         On August 11, 2006, Voyager One, Inc., on behalf of its wholly owned subsidiary, Silicon Film Technologies, Inc. entered into a memorandum of understanding with Applied Color Science based in Laguna Niguel, California to agree to enter into a joint venture agreement by September 10, 2006 for the further research and development, testing, evaluation and deployment of the technology underlying our electronic film system culminating in a fully functional pre-production prototype. Applied Color Science has expertise in digital camera systems and image processing and has previously provided technical developmental services to Silicon Film Technologies, Inc. Pursuant to the Memorandum of Understanding, Applied Color Science will also license the technology underlying our patents and be responsible for expenses incurred except those agreed upon by both parties. By entering into a joint venture agreement, we will be able to cut our working capital requirements and reduce our need for additional employees and significant purchases of equipment.

         Recently, we have undertaken an additional strategic focus to seek to acquire companies in the oil and lubricant blending industry which, we believe, will improve our overall financial position and opportunity for long term growth. Specifically, we will look to acquire environmentally friendly companies that blend, bottle, and distribute private label oils, lubricants, and related products for the automotive and industrial industries. Since higher production costs and lack of scale have reduced the profitability for many mid-sized companies in the oil and lubricant blending business, we feel that this market is ripe for consolidation or "roll up" and intend to identify and acquire quality companies where increase scale or injection of working capital will result in significant changes to marginal savings or revenues. It is our intention to eventually become a holding company with multiple subsidiaries thereby keeping our overhead, the number of employees and the need for the purchase of significant equipment to a minimum.

         On May 7, 2006, Voyager One, Inc. entered into a letter of intent to acquire Gulf Coast Petroleum, Inc. based in Chicago, Illinois. Gulf Coast Petroleum, Inc. is a distributor of Centron. Centron is a patented fuel additive produced by American Energy Group which works as a catalyst during combustion to burn fuel more efficiently and completely resulting in a consistent increase in fuel economy together with reduced vehicle operating costs and improved air quality. It has been successfully tested as engine safe with a wide array of diesel and gasoline series engines. The transaction, which was subject to the signing of a definitive agreement and customary closing conditions, was to close no later than June 19, 2006. The terms of the transaction have not been disclosed. On May 31, 2006, Voyager One, Inc. cancelled the letter of intent with Gulf Coast Petroleum, Inc.

         On July 10, 2006, Voyager One, Inc. entered into a letter of intent to acquire Homan Corporation based in Chicago, Illinois. Homan Corporation is a Chicago based firm that blends a wide range of lubricants from standard to special fluids for customers in the oil, auto, mining, trucking and steel industries. The transaction, which is subject to the signing of a definitive agreement and customary closing conditions, is to close by October 12, 2006. The terms of the transaction are not disclosed.

         Our primary need for cash during the next 12 months will be to satisfy current liabilities of $1,782,387 as well as to support our expenses from operations and additional acquisitions in accordance with our expanded strategic focus into the oil and lubricant blending industry. In the short term, to initially ease fiscal constraints, approximately $500,000 will be needed to cover some past due accounts payable, notes payable and day-to-day operating expenses. By the end of the year, we anticipate a need to raise $2.5 million to satisfy these needs. In order to finance growth, we expect that, in the first half of 2007, we will need to raise an additional $4 million to fund additional acquisitions, current and future projects.

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

Item 3.  Controls and Procedures.

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2006 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

         On June 1, 2006, Voyager One, Inc. issued, pursuant to a securities purchase agreement, 2,481,145 shares of restricted common stock to Castle Hill Advisory Group at $0.04 per share totaling $99,245.77. The shares were exchanged for the retirement of the outstanding principal balance and unpaid interest of promissory notes dated December 31, 2005, January 24, 2006, February 16, 2006 and April 14, 2006 issued by the Company to Castle Hill Advisory Group. On June 26, 2006, the securities purchase agreement was amended to reflect the sale of 1,867,862 shares instead of 2,481, 145 shares and Castle Hill Advisory Group cancelled 613,283 shares. Sebastien DuFort, our President and Acting Chief Financial Officer, is a 100% shareholder of Castle Hill Advisory Group.

         On June 1, 2006, Voyager One issued, pursuant to securities purchase agreements, 625,000 shares of restricted common stock to outside parties for a total purchase price of $25,000 at $0.04 per share.

         On June 30, 2006, Voyager One issued, pursuant to a securities purchase agreement,500,000 shares of restricted common stock to an outside party for a total purchase price of $10,000 at $0.02 per share based on the closing bid price of our common stock on said date.

         The above shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of stockholders in the second quarter of 2006.

Item 5.  Other Information.

         None.

Item 6.

(a)      Exhibits.


------------------ ----------------------------------------------------------------- -----------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------- -----------------------------------------------
------------------ ----------------------------------------------------------------  -----------------------------------------------
4                  Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.3
                   and Voyager One for $18,000 dated April 14, 2006                  of the Company's Quarterly Report on Form
                                                                                     10-QSB filed with the Securities and Exchange
                                                                                     Commission on May 22, 2006
------------------ ----------------------------------------------------------------  -----------------------------------------------
10                 Memorandum of Understanding dated August 11, 2006 between         Incorporated by reference to Exhibit 10 of
                   Voyager One, Inc. and Applied Color Science                       Company's Current Report on Form 8-K filed with
                                                                                     the Securities and Exchange Commission on
                                                                                     August 11, 2006
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.1               Certification of Chief Financial Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------
31.2               Certification of Chief Executive Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------
32                 Certification of Chief Executive Officer and Chief Financial      Provided herewith
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------- -----------------------------------------------


(b)      Reports on 8-K During the Quarter.

         On May 4, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 3.02 (Unregistered Sales of Equity Securities).

         On May 9, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 8.01 (Other events).

         On June 1, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 8.01 (Other events).

         On June 6, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 3.02 (Unregistered Sales of Equity Securities).

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Voyager One, Inc.

                              By /s/ John Lichter
                                 -----------------------------------------------
                                 John Lichter, Chief Executive Officer
                                 Date: 8/14/06

                              By /s/ Sebastien C. DuFort
                                 -----------------------------------------------
                                 Sebastien C. DuFort, President and Acting Chief Financial Officer
                                 Date: 8/14/06

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By /s/ John Lichter
                                 -----------------------------------------------
                                 John Lichter, Chief Executive Officer and
                                 Director
                                 Date: 8/14/06

                              By /s/ Sebastien C. DuFort
                                 -----------------------------------------------
                                 Sebastien C. DuFort, President and Acting Chief Financial Officer And Director
                                 Date: 8/14/06