Form 10QSB
period 2006-09-30
VOYAGER ONE INC
filed 2006-11-16
CIK 1140300

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No  [X]

The number of shares of the registrant's common stock as of September 30, 2006:
48,838,426 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               F-2

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    26

Item 3.  Controls and Procedures                                             31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         32

Item 3.  Defaults Upon Senior Securities                                     33

Item 4.  Submission of Matters to a Vote of Security Holders.                33

Item 5.  Other Information                                                   33

Item 6.
     (a) Exhibits                                                            33
     (b) Reports on 8-K During the Quarter                                   33

SIGNATURES AND CERTIFICATES                                                  34

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

Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statement of Changes in Shareholders' Equity (Deficit).........F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-7

                                   VOYAGER ONE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
---------------------------------------------------------------------------------------------------



                                                                     September 30,     December 31,
                                                                        2006               2005
                                                                     ------------      ------------

                             ASSETS
Current assets:
    Cash                                                             $   121,645       $     6,195
                                                                     ------------      ------------

Other current assets:
    Expense Advance                                                       50,500                --
    Prepaid Expenses                                                       9,500                --
    Prepaid Insurance                                                      5,471                --
    Prepaid Consulting Agreements                                        426,599                --
                                                                     ------------      ------------
    Total current assets                                                 613,715             6,195
                                                                     ------------      ------------

Property, equipment and software, net                                         --            22,441
                                                                     ------------      ------------
Other assets:
    Deposits                                                               7,197             7,197
    Domain name                                                           10,000            10,000
    Deferred financing costs and imputed interest, net                    17,219            62,986
    Patents, net                                                         620,787           845,011
                                                                     ------------      ------------

     Total other assets                                                  655,203           925,194
                                                                     ------------      ------------
     Total assets                                                    $ 1,268,918       $   953,830
                                                                     ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $   367,004       $   357,927
    Accrued expenses                                                   1,224,423         1,135,992
    Accrued interest                                                      96,180            75,423
    Notes payable - employee                                                  --           100,000
    Notes payable                                                        297,451           326,288
                                                                     ------------      ------------
     Total current liabilities                                         1,985,058         1,995,630
                                                                     ------------      ------------

Long term note payable - related party                                        --           889,460
Long term note payable                                                 1,000,500         1,126,082
                                                                     ------------      ------------

     Total long term liabilities                                       1,000,500         2,015,542

Commitments                                                                   --                --

Stockholders' equity (deficit):
    Preferred Stock, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at September 30, 2006
      and December 31, 2005, respectively                                  1,000             1,000
    Common Stock, par value $0.001, 200,000,000
      shares authorized, 48,838,426 and 15,170,544
      shares issued and outstanding at September 30,
      2006 and December 31, 2005, respectively                            48,838            15,171
    Additional paid in capital                                         5,964,510         3,590,910
    Deficit accumulated during development stage                      (7,730,988)       (6,664,423)
                                                                     ------------      ------------
     Total stockholders' deficit                                      (1,716,640)       (3,057,342)
                                                                     ------------      ------------
     Total liabilities and stockholders'
      equity (deficit)                                               $ 1,268,918       $   953,830
                                                                     ============      ============

                            See accompanying notes to financial statements




                                          VOYAGER ONE, INC. AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 AND
                          CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2006
                                                     (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                             Cumulative
                                                                                                             amount from
                                            For the three months ended      For the nine months ended          inception
                                          ------------------------------ --------------------------------     (June 28,
                                                                                                            2002) through
                                          September 30,    September 30,    September 30,  September 30,    September 30,
                                              2006             2005            2006             2005             2006
                                          -------------    -------------   --------------  -------------  ----------------

Operating expenses
 Amortization                             $     96,859     $     46,274    $     157,716   $   174,181    $      797,509
 Automobile expense                              1,256               --            5,650            --            30,576
 Bank service charges                              468              493            1,251         3,035             7,609
 Depreciation                                       --            2,640              775         7,920            22,337
 Dues and subscriptions                             --              (39)              --            92               166
 Equipment rental                                   --           20,793               --        78,603           183,079
 Licenses and permits                            2,460            1,937            8,765           320            37,736
 Insurance                                       7,120           26,826           31,821        82,688           232,639
 Engineering and office supplies                   359              454            2,127         2,699           133,991
 Financing Expense                              10,791               --           15,791            --            15,791
 Postage and delivery                              822            1,019            2,522         2,993            17,234
 Product development                             2,958               --            2,958           109           156,927
 Consulting and accounting                      34,843           17,270           90,864        98,339         1,031,178
 Legal fees                                     35,744            1,073           54,509       104,103           409,831
 Payroll and payroll taxes                      47,673          209,180          146,721       680,431         1,859,241
 Reference materials                                --               --               --            --               115
 Rent                                            3,600           25,708           10,800        60,325           156,971
 Relocation expense                                 --            5,202               --         6,077            11,819
 Reimbursable expense                               --               --            3,753            --             3,753
 Repairs and maintenance                            60            1,236              643         4,136            12,504
 Marketing supplies                                890               --              890           160             6,595
 Communication and internet                      3,651            8,169            8,905        20,606            72,639
 Travel and entertainment                        3,574            2,618            9,402         4,576            79,576
 Utilities                                         284            2,077              846         6,625            15,775
 Miscellaneous                                      43               --              246            --               356
                                          -------------    -------------    -------------  -------------    --------------
Total operating expenses and loss from
  operations                                   253,455          372,930          556,955     1,337,658         5,295,947
Impairment charges related to intangible
  assets                                            --               --          135,275            --           135,275
Interest expense                                19,165        1,625,370           95,822     1,741,779         2,183,765
Gain on cancellation of financing fees              --               --               --      (172,044)         (172,044)
Gain on sale of equipment                           --               --          (26,566)           --           (26,564)
Loss on abandonment of assets                       --               --               --            --             9,530
Option and warrant expense                     305,079               --          305,079            --           305,079
                                          -------------    -------------    -------------  -------------   --------------
Net loss before income taxes                  (577,699)      (1,998,300)      (1,066,565)   (2,907,393)       (7,730,988)
Provision for income taxes                          --               --               --            --                --
                                          -------------    -------------    -------------  -------------   --------------
Net loss                                  $   (577,699)    $ (1,998,300)    $ (1,066,565)   (2,907,393)    $  (7,730,988)
                                          =============    =============    =============  =============   ==============
Loss per share (basic and
  diluted)                                $      (0.01)           (0.13)    $      (0.03)  $     (0.20)
                                          =============    =============    =============  =============
Weighted average number of shares
  outstanding (basic and diluted)           41,754,116       14,903,446       31,370,266    14,702,260
                                          =============    =============    =============  =============


                                          See accompanying notes to financial statements




                                                 VOYAGER ONE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE PERIOD FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2006
                                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                     Preferred stock             Common stock
                               ------------------------- --------------------------
                                                                                                    Deficit
                                                                                                  accumulated
                                                 Par                    Par value                    during          Total
                                 Number of      value      Number of     $0.001        Paid in     development   Stockholders'
                                  shares       $0.001       shares      per share      capital        stage     equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $        --
Issuance of common stock
 for professional services              --           --          200            --         1,000            --         1,000

Net loss during the period              --           --           --            --            --        (1,000)       (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2002            --           --          200            --         1,000        (1,000)           --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --            --

Common stock issued for cash            --           --      990,000           990       246,510            --       247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --       768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --        70,000

Common stock issued in
 connection with financing              --           --       22,500            23         5,602            --         5,625

Net loss                                --           --           --            --            --      (689,481)     (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2003     1,000,000        1,000   13,185,836        13,186     1,078,189      (690,481)      401,894

Common stock issued for cash            --           --      570,000           570       141,930            --       142,500

Issuance of shares for services         --           --      289,600           290         8,785            --         9,075

Reverse acquisition                     --           --      954,564           954       (34,758)           --       (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --            --

Net loss                                --           --           --            --            --    (2,615,686)   (2,615,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2004     1,000,000        1,000   14,600,000        14,600     1,194,546    (3,306,167)   (2,096,021)

Intrinsic value of beneficial
 conversion features of notes
 and debentures                         --           --           --            --     1,580,445            --     1,580,445

Conversion of notes payable
 and debentures into stock              --           --      570,544           571       815,919            --       816,490

Net loss                                --           --           --            --            --    (3,358,256)   (3,358,256)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2005     1,000,000  $     1,000   15,170,544   $    15,171   $ 3,590,910   $(6,664,423)  $(3,057,342)

Common stock issued for cash            --           --   21,651,447        21,651     1,278,363            --     1,300,014

Common stock issued for
 financing fees                         --           --      200,000           200        19,800            --        20,000

Common stock issued upon
 exercise of stock options              --           --      400,000           400        99,600            --       100,000

Conversion of notes payable
 and debentures into stock              --           --    7,097,411         7,097       256,532            --       263,629

Common stock issued for
 reimbursement of operating
 expenses                               --           --      251,801           252        16,115            --        16,367

Common stock issued for services        --           --    4,192,223         4,192       402,986            --       407,178

Cancellation of shares                                      (125,000)        (125)        (4,875)           --        (5,000)

Options and warrants issued
 for services                           --           --           --            --       305,079            --       305,079

Net loss                                --           --           --            --            --    (1,066,565)   (1,066,565)
                               ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance at September 30, 2006
      (Unaudited)                1,000,000  $     1,000   48,838,426   $    48,838   $ 5,964,510  $ (7,730,988)  $(1,716,640)
                               ============ ============ ============  ============  ============  ============  ============
                                          See accompanying notes to financial statements
                                                               F-4

                                        VOYAGER ONE, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER, 2006
                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                   Cumulative
                                                                                                  amount from
                                                                                                   inception
                                                               For the nine      For the nine       (June 28,
                                                               months ended      months ended    2002) through
                                                               September 30,     September 30,    September 30,
                                                                    2006             2005             2006
                                                               -------------     -------------    -------------
Cash flows from operating activities:
Net loss                                                       $ (1,066,565)     $(2,907,393)     $(7,730,988)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Deferred financing costs                                             23,201               --           23,201
Depreciation and amortization                                       158,491          182,101          794,548
Impairment charges related to intangible assets                     135,275               --          135,275
Loss on asset abandonement                                               --               --            9,530
Imputed interest                                                         --            6,408           23,428
Issuance of common stock for services                                    --               --           10,075
Issuance of options and warrants for services                       305,079               --          305,079
Issuance of common stock for financing                                   --               --           38,208
Intrinsic value of beneficial conversion feature                         --        1,580,445        1,580,445
Conversion of notes payable and debentures into stock                    --               --          120,003
Issuance of common stock for accrued interest                        13,601               --           13,601
Issuance of notes as payment accrued interest                            --           99,205           99,205
Gain on sale of assets                                                7,046               --            7,046
Changes in operating assets and liabilities:
 Deposits                                                                --            1,204          (15,598)
 Accounts payable                                                     8,328          127,233          363,284
 Accrued liabilities                                                 88,431          587,398          509,520
 Accrued interest                                                   (20,944)          14,298          768,991
 Expense advance                                                    (50,500)              --          (50,500)
 Prepaid Expenses                                                    (9,500)              --           (9,500)
 Prepaid insurance                                                   (5,471)              --           (5,471)
 Prepaid consulting agreements                                       36,551               --           36,551
                                                                ------------     ------------     -------------
Net cash provided by (used in) operating activities                (376,977)     $  (309,101)     $(2,974,067)
                                                                ------------     ------------     -------------

Cash flows from investing activities:
 Redemption of convertible debentures                               (21,582)
 Acquisition of property and equipment                                   --               --          (53,533)
 Acquisition of patents                                                  --               --         (465,922)
 Sale of fixed assets                                                16,718               --           16,718
 Acquisition of domain name                                              --               --          (10,000)
                                                                ------------     ------------     ------------
Net cash provided by (used in) investing activities                  (4,864)              --         (512,737)
                                                                ------------     ------------     ------------
Cash flows from financing activities:

 Cancellation of financing fees                                          --         (172,044)        (172,044)
 Recapitalization                                                        --               --          (33,804)
 Issuance of common stock for cash                                  310,099               --          700,099
 Issuance of notes payable                                          214,800          548,133        3,447,785
 Payments on notes payable                                          (27,608)         (67,000)        (333,587)
                                                                ------------     ------------     ------------
Net cash provided by (used in) financing activities                 497,291          309,089        3,608,449
                                                                ------------     ------------     ------------

Net increase (decrease) in cash                                     115,450              (12)         121,645

Cash, beginning of period                                             6,195            1,012               --
                                                                ------------     ------------     ------------
Cash, end of period                                              $  121,645      $     1,000      $   121,645
                                                                 ============    ============     =============


                                        VOYAGER ONE, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER, 2006 (continued)
                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                                   Cumulative
                                                                                                  amount from
                                                                                                   inception
                                                                 For the nine    For the nine       (June 28,
                                                                 months ended    months ended    2002) through
                                                                 September 30,   September 30,    September 30,
                                                                     2006            2005             2006
                                                                 ------------    -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                   $     8,504     $        --      $    18,122
                                                                 ============    ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                 $        --     $        --      $   (33,804)
                                                                 ============    ============     =============
      Issuance of 3,073,000 shares of
        common stock for patents acquired                        $        --     $        --      $   768,250
                                                                 ============    ============     =============

      Cancellation of debentures issued for financing fees       $        --     $                $  (750,000)
                                                                 ============    ============     =============
      Issuance of convertible debentures for financing fees      $        --     $   350,000      $   870,000
                                                                 ============    ============     =============
      Issuance of common stock for exercise of options           $   100,000     $                $   100,000
                                                                 ============    ============     =============
      Issuance of common stock for financing fees                $    20,000     $        --      $    25,625
                                                                 ============    ============     =============
      Issuance of common stock for notes and debentures          $   263,629     $        --      $ 1,343,748
                                                                 ============    ============     =============
      Issuance of common stock for services                      $   407,178     $        --      $   427,253
                                                                 ============    ============     =============
      Issuance of options and warrants for services              $   305,079     $        --      $   305,079
                                                                 ============    ============     =============

                                     See accompanying notes to financial statements

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

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

         Recently, the Company has undertaken an additional strategic focus to seek to acquire reputable middle market petroleum based lubricant companies that refine, blend, bottle, and distribute to the automotive and manufacturing after market with established regional distribution channels and experienced management that would recognize increased revenue and significant cost savings from an injection of working capital, wider distribution, or vertical integration. The Company believes that the acquisition of these companies will improve its overall financial position and offer significant growth opportunities.

         On October 2, 2006, the Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the corporation to Voyager Petroleum, Inc. A majority, 81%, of the shareholders approved the amendment on October 3, 2006 by written consent without a meeting of the shareholders pursuant to Nevada corporate law and the Company's bylaws. A Preliminary Information Statement and Definitive Information Statement were filed with the Securities and Exchange Commission on October 16, 2006 and November 1, 2006, respectively. The name change will become effective on or about December 1, 2006, twenty days after notice is mailed to the shareholders of record as of October 27, 2006.

         Since the Company expects the oil and gas sector to be its primary acquisition focus, on September 22, 2006, it entered into a joint venture agreement with Applied Color Science so that Applied Color Science can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. Under the terms of the agreement, Silicon Film contributes the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. Applied Color Science contributes financial and technical resources, a patented image sensor connection interface, and agrees to credit $11,000 owed to it by Silicon. The agreement terminates upon the earlier of the successful development of a functional prototype, the mutual consent of the parties or 180 days from the effective date of September 22, 2006. Silicon will retain all ownership rights in the technology developed during the joint venture. Upon termination, Applied Color and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the joint venture, or a revenue sharing agreement for the commercialization of the electronic film system.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

3.       GOING CONCERN AND MANAGEMENT'S PLANS
         ------------------------------------

         The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (June 28, 2002), sustained losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         On September 1, 2006, Voyager One appointed Jefferson Stanley as its Chief Financial Officer. Interim Chief Financial Officer, Sebastien DuFort, will continue on as President focusing on corporate development and potential acquisitions. Mr. Stanley has over nine years experience in law, tax, investment banking and hedge fund marketing. He is a licensed New York attorney. Under the terms of our standard employment agreement, Mr. Stanley receives a salary of $150,000 annually for an unspecified term and dental and health benefits. The agreement may be terminated at any time at the option of either Voyager or Mr. Stanley. On June 20, 2006, Voyager One issued 333,334 shares of its common stock at a market value of $10,000 to Hedgemark Advisors, LLC, an entity of which Mr. Stanley is a 100% owner, as a retainer fee for financial and business development consulting services which were rendered prior to his employment with the Company pursuant to a consulting agreement dated June 15, 2006 which was cancelled on August 31, 2006.

         Management believes that the addition of Mr. Stanley will allow the Company to access additional financial opportunities and broaden its presence in the marketplace. The Company's recent joint venture with Applied Color Science to develop its EFS technology will allow the Company to continue its development stage operations and to concentrate its strategic focus on the acquisition of companies that blend, bottle, and distribute private label oils, lubricants, and related products for the automotive and industrial industries. However, there is no assurance that the necessary long-term funds through the sale of securities or debt financing arrangements will be realized to support these operations and fund future acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

         Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in 2005. An impairment loss of $135,275 was recorded for the loss of one patent on March 31, 2006.

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

             Furniture and equipment                            5 years
             Leasehold improvements                             5 years

         As of September 30, 2006, the Company has no property and equipment. See note 6.

         STOCK BASED COMPENSATION
         ------------------------

         On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion NO. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended September 30, 2006 and the nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
    AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH SEPTEMBER 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         As disclosed in Note 10, the Company issued 2,000,000 stock options to Jefferson G. Stanley, an officer of the Company, in August 2006. The stock options were valued on the date of grant. The weighted average fair value of each option was $0.09. The fair value of the options was measured using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.13, weighted average life of options of five years, risk free interest rate of 5.00%, and average dividend yield of 0.00%. The Company charged $279,081 to option and warrant expense during the third quarter of 2006.

         As disclosed in Note 10, the Company also issued warrants to A.S. Austin Company in exchange for consulting services: 100,000 in August and another 100,000 in September of 2006. The stock warrants were valued on the date of grant. The weighted average fair value of each option was $0.09 and $0.17, respectively. The fair value of the options was measured using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.25 for both issuances; weighted average life of options of 10 years and 9.9 years, respectively; risk free interest rates of 5.00% for both issuances, and average dividend yield of 0.00%. The Company charged $25,998 to option and warrant expense during the third quarter of 2006.

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in 2005. An impairment loss of $135,275 was recorded on March 31, 2006.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------


         NEW STANDARDS TO RECENT ACCOUNTING ANNOUNCEMENTS
         ------------------------------------------------

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

5.       COMMITMENTS
         -----------

         OPERATING LEASES
         ----------------

         The Company leased its facility through October 31, 2005 which required monthly payments of $4,200. In addition, the Company was responsible for all taxes and operating expenses which increased the monthly payments to $5,769.50. The lease expired on September 30, 2005. Total rent expense under this agreement was $0.00 and $60,325 for the nine months ended September 30, 2006 and 2005, respectively.

         On November 1, 2005, the Company moved its offices to 16 East Hinsdale Avenue, Hinsdale, Illinois 60521 which is subject to a one year lease at $1,200 per month and payment of the pro rata share of gas, electricity and maintenance. Beginning November 1, 2006 the Company intends to enter into a month to month lease arrangement in order to fully analyze its overall growing needs as it expands its strategic focus to acquire reputable companies in the oil and lubricant blending business. Total rent expense under this agreement is $10,800 for the nine months ended September 30, 2006.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------


         A one-year renewal license starting on March 5, 2005 for organizational software required payments totaling $7,470 in 2005. The balance from 2004 of $9,425.88 was rolled over with the renewal fee requiring an upfront payment of $2,895.88 and the remainder of $14,000 was to be paid in four installments of $3,500, the last being in January, 2006. Total payments made in 2005 were $6,395.88. No payments were made for the nine months ended September 30, 2006. The license was not renewed in 2006 leaving an unpaid balance at September 30, 2006 of $10,500. This amount is included in accounts payable.

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

                                        September 30, December 31,
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
                                        ============  ============

         Voyager One entered into an asset purchase agreement with Quest Manufacturing, Inc., an entity controlled by the Company's CEO, John Lichter, effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231.38 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718.21 and provided that the remaining balance of $31,513.17 is due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was offset by the balance due. The Company recorded a $26,566 gain in connection with this transaction.

         Depreciation expense is $775 and $7,920 for the nine months ended September 30, 2006 and 2005, respectively.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $88,949 and $100,071 for the nine months ended September 30, 2006 and 2005, respectively.

         On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" and no longer holds any ownership rights in the technology underlying the patent. The Company recorded an impairment loss of $135,275 on March 31, 2006. The balance is:

                                              September 30,  December 31,
                                                   2006          2005
                                              -------------  ------------
         Patents                              $  1,234,172   $ 1,234,172
         Less: accumulated amortization       $   (478,110)     (389,161)
         Less: impairment loss recorded           (135,275)           --
               on March 31, 2006              -------------  ------------
                                              $    620,787   $   845,011
                                              =============  ============

8.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST
         ---------------------------------------------

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP which are being amortized over the term of the debentures. On August 1, 2006, Voyager One, Inc. redeemed a total of $21,582 of the principal amount of the debentures. The applicable percentage of the deferred financing cost of the amount redeemed was deducted from the unamortized amount as of September 30, 2006 and the remainder is amortized over the remaining term of the debentures.

         The components of the deferred financing costs are as follows at:

                                                     September 30, December 31,
                                                         2006         2005
                                                     ------------  ------------

         Deferred financing costs                    $   164,799   $   165,000
         Less: accumulated amortization of fees         (147,580)     (102,014)
                                                     ------------  ------------
         Net deferred financing costs                $    17,219   $    62,986
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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------


9.       INCOME TAXES
         ------------

         The components of the deferred tax asset are as follows:

                                                    September 30,  December 31,
                                                         2006         2005
                                                    -------------  ------------
         Deferred tax assets:
             Net operating loss carry-forward       $  2,689,486     1,518,000
             Amortization                                 22,000        15,000
             Temporary timing difference                 961,000       961,000
                                                    -------------  ------------

                                                       3,672,486     2,494,000
         Less: valuation allowance                    (3,672,486)   (2,494,000)
                                                    -------------  ------------
         Net deferred tax assets                    $         --   $        --
                                                    =============  ============

         The Company had available approximately $5,945,462 and $4,717,267 in unused federal and state net operating loss carry-forwards at September 30, 2006 and December 31, 2005, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2006 and December 31, 2005, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:

                                                    September 30,   December 31,
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
                                                    =============   ============

10.      CAPITAL STOCK
         -------------

         The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001. As of September 30, 2006 and December 31, 2005, there were 48,838,426 and 15,170,144 shares of Common Stock outstanding, respectively and 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding at September 30, 2006 and December 31, 2005, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. The holders of Common and Series A Preferred Stock vote together as a single class. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

         AMENDMENT TO THE ARTICLES OF INCORPORATION
         ------------------------------------------

         On April 26, 2004, the Company filed an amendment to its articles of incorporation increasing its authorized capital to 200 million shares of common stock and 5 million shares of preferred stock, each with a par value of $0.001 per share.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         CANCELLATION OF SHARES
         ----------------------

         On April 28, 2004, the Company's CEO cancelled 400,000 post stock split shares of common stock. On June 26, 2006, the Company's President and acting Chief Financial Officer cancelled 613,283 shares of common stock. On July 11, 2006, the Company cancelled 125,000 shares which had been issued to an unaffiliated third party.


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

         On April 28, 2004, the Company also issued a warrant to CMI Capital, LLC, a financial consulting firm, for 666,666 post stock split shares of its common stock at $.25 per share exercisable after February 26, 2005 with an expiration date of February 26, 2010. This warrant was cancelled on July 15, 2004. On the same date, Voyager One, Inc. issued a warrant to CMI Capital, LLC, to purchase 666,666 shares of Voyager One, Inc.'s common stock at $.25 per share exercisable on and after January 15, 2005. This warrant expires on January 15, 2010. The managers and principals of CMI Capital LLC, a limited liability corporation, are Gerry Martin and Greg Orlandella, each having an equal interest. The warrants have not been exercised as of September 30, 2006.

         On August 1, 2006 and September 1, 2006, Voyager One, Inc. issued warrants to A. S. Austin Company, an investor's communications and public relations firm, to purchase 100,000 shares, respectively, of Voyager One's common stock at $0.25 per share exercisable on and after the respective issuance dates up to July 12, 2016 pursuant to the terms of a consulting agreement dated July 12, 2006. Voyager is to issue warrants to purchase 100,000 shares on the first day of each month through January, 2007 provided the contract is not terminated upon fifteen days notice by either party.

         On August 29, 2006, Voyager One issued to Jefferson G. Stanley, our current chief financial officer, a non qualified stock option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share exercisable from the date of issuance to August 29, 2011.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

11.      CONVERTIBLE DEBENTURES
         ----------------------

         In May 2004, Voyager One entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of September 30, 2006, Voyager One has received gross proceeds of $1,100,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of Voyager One's outstanding common stock. At maturity, Voyager One, Inc. has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager One, Inc.'s assets. Prior to maturity, Voyager One has the option to redeem a portion or all of the outstanding debentures at a price of 150% of the amount redeemed plus accrued interest. In the event the debentures are redeemed, then Voyager One will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital purchased the convertible debentures from Voyager One in a private placement in May 2004. Cornell Capital has received a one-time structuring fee of $10,000 and a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been paid proportionately in cash upon receipt of each distribution of proceeds.

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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

         Conversion of Debt to Equity and Debt Redemption:
         -------------------------------------------------

         Cornell Capital converted principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 as follows:

                   Principal     Number    Conversion
                     Amount        of         Price
           Date    Converted    Shares(A)  Per Share(B)
         --------   -------    ---------    -------
         12/20/05   $20,000      160,000    $0.1250
         02/08/06   $ 3,500      280,000    $0.0125
         04/03/06   $12,500      714,286    $0.0175
         08/16/06   $35,000    1,000,000    $0.0350

         Voyager redeemed principal of the same debenture as follows:

                    Principal                Total Cost
                     Amount                     of
           Date     Redeemed     Interest   Redemption(C)
         --------   --------     --------   -------------
         08/08/06   $ 10,887     $    773   $     17,103


         (A) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (B) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (C) Redemption amount equal to 150% of amount redeemed plus accrued interest

         Trey Resources converted principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 as follows:


                   Principal     Number    Conversion
                     Amount        of         Price
           Date    Converted    Shares(A)  Per Share(B)
         --------   -------    ---------   ------------
         02/08/06   $ 5,500      440,000   $     0.0125
         04/03/06   $12,500      714,286   $     0.0175
         08/16/06   $35,000    1,000,000   $     0.0350

         Voyager redeemed principal of the same debenture as follows:


                    Principal                Total Cost
                     Amount                     of
           Date     Redeemed     Interest   Redemption(C)
         --------   --------     --------   -------------
         08/08/06   $ 10,695     $    759   $      16,802


         (A) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (B) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (C) Redemption amount equal to 150% of amount redeemed plus accrued interest

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
--------------------------------------------------------------------------------

12.      NOTES PAYABLE
         -------------
         The notes payable balance consists of the following:

                                                            September 30, 2006   December 31, 2005
                                                           -------------------- --------------------
           12% note payable to A. Byrne, principal
               and interest due April 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005.
               Remainder of principal and accrued
               interest was converted on March 3, 2006     $           --       $        29,241

           12% note payable to P. Byrne, principal
               and interest due April 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, $25,000 principal
               was converted into 13,334 shares of
               common stock at $1.875 per share
               (25% conversion based on price of
               $2.50 per share) on July 25, 2005.
               Remainder of principal and accrued
               interest was converted on March 3, 2006                 --                28,452

           12% note payable to P. Byrne, principal and
               interest due October 15, 2006. Committment
               fee of $3,500 is due upon maturity.
               (subsequently redeemed in full, see
               note 15).                                           35,000                    --

           24% note payable to Coan, principal and
               interest due December 31, 2005. Coan was
               repaid $15,000 of the original principal
               balance of $50,000 in 2004. Interest of
               $6,608 and $8,521 was paid in 2004 and
               during the nine months ended September
               30, 2006, respectively.                             35,000                35,000

           12% note payable to Hackett, principal and
               interest due November 6, 2006 as a result
               of a renegotiated promissory note dated
               August 7, 2006 which matured on September
               6, 2006 in the original principal amount
               of $30,000 and outstanding interest of
               $286. A commitment fee of $3,000 was due
               and paid upon maturity of the renegotiated
               note. A commitment fee of $3,000 is due
               upon maturity and amortized over the
               term of the note. (subsequently redeemed
               in full, see note 15).                              30,286                    --

           12% note payable to Hackett, principal and
               interest due October 31, 2006.                       6,800                    --

            6% note payable to Hackett, principal and
               interest due March 14, 2007. 100,000 shares
               of the Company's common stock were issued
               as a commitment fee valued at $11,000 based
               on the closing bid price of $0.11 on the note
               date of September 14, 2006 which was amortized
               over the term of the note.                          50,000                    --




                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

            6% note payable to Haggerty, principal and
               interest due February 26, 2007. 90,000
               shares of the Company's common stock
               were issued as a commitment fee valued
               at $9,000 based on the closing bid price
               of $0.09 on the last trading date prior
               to the note date of August 26, 2006
               which was amortized over the term of
               the note.                                   $       50,000       $            --

           12% note payable to Hemmel, principal
               and interest due June 30, 2006,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date. Hemmel was repaid
               interest of $5,784 in 2005 and
               $100 of the original principal balance
               of $50,000 and interest of $3,851
               during the nine months ended September,
               2006.                                               49,900                50,000

           12% note payable to Nolan, principal and
               interest due July 31, 2006,
               convertible into common stock
               after company's listing on a public
               market for 90 days at a 25% discount
               to the average closing bid price for
               30 trading days preceding the conversion
               date. Nolan was repaid $4,056 principal
               of the original principal balance of
               $50,000 and $4,944 interest during the
               nine months ended September 30, 2006.               40,465                44,521

           12% note payable to Prikos, principal and
               interest due December 31, 2005,
               convertible into common stock
               after company's listing on public
               market for 90 days at a 50% discount
               to the average closing bid price for
               30 trading days preceding the
               conversion date, as a result of a
               renegotiated 12% convertible note
               payable with a principal amount of
               $75,000 (principal and accrued interest
               of $93,637.67 were converted into
               749,102 shares of common stock on
               January 12, 2006).                                      --                84,074

           24% note payable to Schmidt, principal and
               interest due December 31, 2005 (principal
               and accrued interest of $38,668.44 were
               used to purchase 966,711 shares
               of common stock on March 10, 2006)                      --                30,000

           24% note payable to Webb, principal and
               interest due December 31, 2005 (principal
               and accrued interest of $32,430.13 were
               used to purchase 810,754 shares
               of common stock on March 28, 2006)                      --                25,000

                                                           -------------------- --------------------
                                                           $      297,451       $       326,288
                                                           ==================== ====================




                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

The notes payable - employee balance consist of the following:

                                                            September 30, 2006   December 31, 2005
                                                           -------------------- --------------------

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
                                                           ==================== ====================





                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
--------------------------------------------------------------------------------

      The notes payable - long term related party balance consists of the following:

                                                            September 30, 2006   December 31, 2005
                                                            ------------------   -----------------
         Prime note payable to Castle Hill Advisory
               Group, an entity controlled by the
               Company's president, Sebastien DuFort,
               principal due December 31, 2008,
               interest payable on last day of each
               month at prime rate as published in
               Wall Street Journal on first business
               day of each month on outstanding
               principal balance for each respective
               month until maturity. This note
               consolidates the following notes with
               principal and accrued interest as
               follows:

                Date of                         Accrued
                 Note          Principal        Interest
               --------      -----------       ---------
               08/17/04      $ 17,627.76       $1,451.77
               11/03/04      $ 50,000.00       $3,312.33
               02/01/05      $ 25,000.00       $1,368.49
               04/01/05      $  1,500.00       $   67.56
               07/19/05      $ 50,000.00       $1,356.16
               07/28/05      $ 20,000.00       $  509.59
               09/08/05      $  4,000.00       $   74.96
               10/13/05      $ 12,000.00       $  155.84
               10/20/05      $  6,000.00       $   71.01
               10/26/05      $  2,000.00       $   21.70
               12/01/05      $163,579.51       $  806.69
               12/21/05      $ 50,000.00       $   82.19
              *11/16/05      $ 50,000.00       $  706.85

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
                                                           ==================== ====================




                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

     The notes payable - long term balance consists of the following:

                                                            September 30, 2006  December 31, 2005
                                                           ------------------- --------------------
            6% note payable to Oberman, principal
               and interest due April 1, 2007,
               convertible after April 1, 2006 at the
               holder's request into common stock
               of the company at a 40% discount to the
               average closing bid price for ten trading
               days preceding the conversion date          $       25,000       $       25,000

            Long term portion of convertible debentures
            See note 11.                                          975,500            1,101,082
                                                           -------------------- ------------------
                                                           $    1,000,500       $    1,126,082
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

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

14.     CONSULTANT AGREEMENT
        --------------------

         On September 22, 2006, Voyager One entered into an independent consultant agreement with Summit Financial Partners, LLC with an effective date of September 11, 2006, for investors' communications and public relations services up to December 11, 2007. Under the terms of the agreement, Voyager One is to issue a total of 4,500,000 shares of the Company's restricted common stock to Summit's principals. On September 28, 2006, the agreement was amended whereby the designated principals were changed. 1,736,111 of these shares were purchased at $0.072 per share for a total purchase price of $125,000. The remaining 2,763,889 shares are valued at the closing bid price of $0.11 per share or a total of $304,028. Services are to include assistance in the development of business plans, strategy and personnel and stockholder and public relations functions. In the event Summit performs substantial services for any direct competitor of the Company, then all of the shares are forfeited. The Company is not precluded from entering into any agreements with third parties. Summit also agrees to introduce the Company to third parties for the purpose of evaluating potential equity or debt financing transactions. If a direct introduction occurs resulting in a financing transaction, Summit is to be paid a 7% finder's fee of the total gross funding in cash. If Summit introduces the Company to an intermediary or broker dealer which results in a financing transaction with a third party, then Summit is to receive a finder's fee in the amount of 3% of the total gross funding in cash.

    15.  SUBSEQUENT EVENTS
         -----------------

         On October 1, 2006, Voyager One, Inc. issued warrants to A. S. Austin Company, an investor's communications and public relations firm, to purchase 100,000 shares of Voyager One's common stock at $0.25 per share exercisable on and after the date of issuance up to July 12, 2016 pursuant to the terms of a consulting agreement dated July 12, 2006.

         On October 2, 2006, Voyager One redeemed interest of $5,000 of a 24% note payable to Coan dated April 22, 2004 in the original principal amount of $35,000 with a maturity date of December 31, 2005.

         On October 2, 2006, Voyager One redeemed principal of $4,867 and interest of $133 of a 12% convertible note due Nolan dated January 11, 2005 in the original principal amount of $50,000 with a maturity date of July 31, 2006.

         On October 2, 2006, the Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the corporation to Voyager Petroleum, Inc. A majority, 81%, of the shareholders approved the amendment on October 3, 2006 by written consent without a meeting of the shareholders pursuant to Nevada corporate law and the Company's bylaws. A Preliminary Information Statement and Definitive Information Statement were filed with the Securities and Exchange Commission on October 16, 2006 and November 1, 2006, respectively. The name change will become effective on or about December 1, 2006, twenty days after notice is mailed to the shareholders of record as of October 27, 2006.

         On October 4, 2006, Voyager One prepaid $9,500 to Dearborn Environmental for future oil sales. $5,360 of the payment was for administrative fees.

         On October 12, 2006, Voyager One redeemed interest of $755 of a 12% convertible note due Hemmel dated January 1, 2005 in the original principal amount of $50,000 with a maturity date of June 30, 2006.

         On October 12, 2006, Voyager One redeemed principal of $12,500 of a P. Byrne 12% note payable dated August 16, 2006 in the original principal amount of $35,000 with a maturity date of October 15, 2006. On October 15, 2006, the note was retired for a total payment of $26,690 which consists of principal of $22,500, interest of $690 and a commitment fee of $3,500.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

         On October 12, 2006, Voyager One retired a 12% note payable to Hackett dated September 6, 2006 in the original principal amount of $30,286 with a maturity date of November 6, 2006 for a total payment of $30,644 which consists of principal of $30,286 plus interest of $358.

         On October 16, 2006, Voyager One issued 1,639,344 shares at $0.0305 per share of restricted common stock to Cornell Capital upon conversion dated October 6, 2006 of $50,000 of a debenture dated March 8, 2005 in the original principal amount of $150,000. The share price represents 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. All shares bear a restriction date of May 21, 2004 and were not registered with the Securities and Exchange Commission.

         On October 16, 2006, Voyager One issued 1,639,344 shares at $0.0305 per share of restricted common stock to Trey Resources, Inc. upon conversion dated October 6, 2006 of $50,000 of the debenture dated March 8, 2005 in the original principal amount of $150,000. The share price represents 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. All shares bear a restriction date of May 21, 2004 and were not registered with the Securities and Exchange Commission.

         On October 17, 2006, Voyager One issued 100,000 shares of restricted common stock to an unaffiliated third party at $0.08 per share totaling $8,000 pursuant to a securities purchase agreement based on the closing bid price on the date of purchase.

         On October 17, 2006, Voyager One entered into a consultant agreement with Stronghurst, LLC for advisory services in connection with sales, marketing, management, recruitment, and potential acquisitions for a term of twelve months. Under the terms of the agreement, Stronghurst is to receive a total of 1,000,000 shares of the Company's restricted common stock as consideration for its services to be issued according to its instructions to designated principals. 500,000 of the shares are to be delivered upon the execution of the agreement and 250,000 of the shares are to be delivered on February 17, 2007 and August 17, 2007, respectively. The shares are valued in accordance with standard accounting principles. The agreement may be terminated by either party within sixty (60) days written notice. If such notice is given within sixty days of February 17, 2007 or August 17, 2007, then the Company is not required to deliver the remaining shares and those shares shall be cancelled.

         On October 18, 2006, Voyager One received a blanket purchase order from New World Sales Corporation, Midlothian, Illinois for the purchase of 2,496,000 gallons of reclaimed oil from Voyager at $1.70 per gallon for a total purchase price of $4,243,200 to be sold in quantities of at least 104,000 gallons per month over the next two years.

         On October 30, 2006, Voyager One, Inc. issued 66,667 shares of restricted common stock to an unaffiliated third party at $0.075 per share totaling $5,000 pursuant to a securities purchase agreement based on the closing bid price on the date of purchase.

         On November 1, 2006, Voyager One hired Robert Nelson as Vice President of Supply Operations. As part of his compensation, Voyager One issued on October 31, 2006, an option to purchase 1,000,000 shares of its common stock at an exercise price of $0.07 per share exercisable from the date of issuance to October 31, 2011. The exercise price was based on the closing bid price on the date of grant.

         On November 1, 2006, Voyager One issued warrants to A. S. Austin Company, an investor's communications and public relations firm, to purchase 100,000 shares of Voyager One's common stock at $0.25 per share exercisable on and after the date of issuance up to July 12, 2016 pursuant to the terms of a consulting agreement dated July 12, 2006.

         On November 3, 2006, Voyager One issued 1,316,667 shares of restricted common stock to an unaffiliated third party at $0.03 per share totaling $39,500 pursuant to a securities purchase agreement at a 40% discount to the closing bid price on the date of purchase.

                        VOYAGER ONE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

         On November 3, 2006, Voyager One issued 200,000 shares of restricted common stock to an unaffiliated marketing and sales consultant at a market value of $10,000 as consideration for services to be rendered the Company up to December 31, 2006 pursuant to a consulting agreement of the same date.

         On November 7, 2006, Voyager One redeemed principal of $2,055 and interest of $445 of a 12% convertible note due Nolan dated January 11, 2005 in the original principal amount of $50,000 with a maturity date of July 31, 2006.

         On November 8, 2006, Voyager one issued 816,667 shares of restricted common stock to an unaffiliated third party at the closing bid price of $0.06 on the date of issuance for a total purchase price of $49,000 which was paid for with an accounts payable due and owing Applied Color Science which was previously assigned to the third party.

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

GOING CONCERN

         Voyager One's financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.

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

EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

         The net loss for the three months ended September 30, 2006 was $577,699 compared to $1,998,300 for the three months ended September 30, 2005, a decrease of $1,420,601 largely attributable to our overall strategy to reduce expenses including our office relocation to a more cost effective space and the reduction in employees.

         Total operating expenses and loss from operations before interest of $19,165 and option and warrant expense of $305,079 for the three months ended September 30, 2006 were $253,455 compared to $372,930 for the three months ended September 30, 2005, a decrease of $119,475. The operating expenses for the three months ended September 30, 2006 consisted primarily of amortization of $96,859, insurance of $7,120, financing expense of $10,791, consulting and accounting of $34,843, legal fees of $35,744, and payroll and payroll taxes of $47,673. The consulting and accounting services are comprised of $12,250 in accounting fees and $22,593 for amortization of prepaid business and financial consulting fees. Most of our expenses were due to amortization of our patents, business and financial consulting fees, accounting fees for the preparation of the second quarter, 2006 financial statements, legal fees for general corporate consulting services and payroll expenses.

EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

         The net loss for the nine months ended September 30, 2006 was $1,066,565 compared to $2,907,393 for the nine months ended September 30, 2005, a decrease of 1,840,828 largely attributable to our overall strategy to reduce expenses including our office relocation to a more cost effective space and the reduction in employees. During the quarter ending March 31, 2006, the Company did not pay a maintenance fee on a patent and recorded an impairment loss of $135,275 for the loss of the patent.

         Total operating expenses and loss from operations before impairment charges related to intangible assets of $135,275, interest of $95,822, option and warrant expense of $305,079 and an offset for a gain on sale of equipment of $26,566 for the nine months ended September 30, 2006 were $556,955 compared to $1,337,658 for the nine months ended September 30, 2005, a decrease of $780,703. The operating expenses for the nine months ended September 30, 2006 consisted primarily of amortization of $157,716, insurance of $31,821, financing expense of $15,791, consulting and accounting of $90,864, legal fees of $54,509, payroll and payroll taxes of $146,721, and rent of $10,800. The consulting and accounting services are comprised of $58,271 in accounting fees and $32,593 in business and financial consulting. Business and financial consulting expenses of $22,593 are for the amortization of prepaid fees. Most of our expenses were due to amortization of deferred financing fees and our patents, insurance, accounting fees in the preparation of the 2005 year end and first and second quarter, 2006 financial statements, legal fees for general corporate consulting services and payroll expenses.

NOTES

         The following table summarizes the nature and amount of all notes payable and convertible debt at September 30, 2006. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                            Annual                                         Principal
               Type                        Interest    Conversion     Maturity             Amount at
Date        Investment      Beneficiary      Rate     Discount Rate     Date          September 30, 2006
- ---------- --------------   ------------   --------   -------------   --------      ------------------
04/01/04   Conv.Note        Oberman             6%        40%(1)       04/01/07         $   25,000.00
04/22/04   Note Payable     Coan               24%        N/A          12/31/05(2)      $   35,000.00
01/01/05   Conv.Note        Hemmel             12%        25%(3)       06/30/06(2)      $   49,900.00
01/11/05   Conv.Note        Nolan              12%        25%(3)       07/31/06(2)      $   40,464.55
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $   68,113.02(5)
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $   86,304.79(6)
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $   50,000.00
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $   50,000.00
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (4)          03/08/08         $   17,386.98
03/08/05   Conv.Debenture   Trey Resources      5%        (4)          03/08/08         $    3,695.21
05/25/05   Conv.Debenture   Cornell             5%        (4)          05/25/08         $  350,000.00
10/11/05   Conv. Debenture  Cornell             5%        (4)          10/11/08         $  100,000.00
08/16/06   Note Payable     P. Byrne           12%        N/A          10/15/06         $   35,000.00(7)
08/26/06   Note Payable     Haggerty            6%        N/A          02/26/07         $   50,000.00(8)
09/01/06   Note Payable     Hackett            12%        N/A          10/31/06         $    6,800.00
09/06/06   Note Payable     Hackett            12%        N/A          11/06/06         $   30,286.03(9)
09/14/06   Note Payable     Hackett             6%        N/A          03/14/07         $   50,000.00(10)
                                                                                        --------------
                                                                      Total             $1,297,950.58
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

(5)      Cornell Capital converted principal as follows:


                   PRINCIPAL     NUMBER    CONVERSION
                     AMOUNT        OF         PRICE
           DATE    CONVERTED    SHARES(A)  PER SHARE(B)
         --------   -------    ---------    -------
         12/20/05   $20,000      160,000    $0.1250
         02/08/06   $ 3,500      280,000    $0.0125
         04/03/06   $12,500      714,286    $0.0175
         08/16/06   $35,000    1,000,000    $0.0350

         Voyager redeemed principal as follows:


                    PRINCIPAL                TOTAL COST
                     AMOUNT                     OF
           DATE     REDEEMED     INTEREST   REDEMPTION(C)
         --------   --------     --------   -------------
         08/08/06   $ 10,887     $    773   $     17,103

         (A) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (B) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (C) Redemption amount equal to 150% of amount redeemed plus accrued Interest.

(6)      Trey Resources converted principal as follows:

                   PRINCIPAL     NUMBER    CONVERSION
                     AMOUNT        OF         PRICE
           DATE    CONVERTED    SHARES(A)  PER SHARE(B)
         --------   -------    ---------    -------
         02/08/06   $ 5,500      440,000    $0.0125
         04/03/06   $12,500      714,286    $0.0175
         08/16/06   $35,000    1,000,000    $0.0350

         Voyager redeemed principal as follows:


                    PRINCIPAL               TOTAL COST
                     AMOUNT                    OF
           DATE     REDEEMED    INTEREST   REDEMPTION(C)
         --------   --------    --------   -------------
         08/08/06   $10,695     $    759   $      16,802


         (A) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (B) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (C) Redemption amount equal to 150% of amount redeemed plus accrued Interest.

(7)     Commitment fee of $3,500 is due upon maturity.

(8) Commitment fee of $9,000 payable as the issuance of 100,000 shares of restricted common stock based on the closing bid price as of the trading day preceding the date of note which was a Saturday.

(9)     Commitment fee of $3,000 is due upon maturity.

(10) Commitment fee of $11,000 payable as the issuance of 100,000 shares of restricted common stock based on the closing bid price as of the date of note.

FINANCIAL RESOURCES AND LIQUIDITY

Recent Developments

On September 1, 2006, Voyager One appointed Jefferson Stanley as our Chief Financial Officer. Interim Chief Financial Officer, Sebastien C. DuFort, will continue on as President focusing on corporate development and potential acquisitions. Jefferson Stanley comes to Voyager with a breadth of experience in law, tax, investment banking and hedge fund marketing. In 2004, Mr. Stanley founded HedgeMark Advisors, a strategic consulting and capital marketing firm. Previously, he was a marketer for Black River Asset Management where he helped raise over $1.5 billion in institutional capital and was an investment banker with the Royal Bank of Canada and Dain Rauscher Wessels where he marketed and executed over $1.0 billion worth of private placement, public offering and merger and acquisition transactions. He also served as a tax consultant for Ernst & Young LLP. Mr. Stanley is a licensed attorney in New York and holds a JD and MBA from Rutgers School of Law and School of Business and a BS in Finance and Political Science from San Diego State University.

Under the terms of our standard employment agreement, Mr. Stanley receives a salary of $150,000 annually for an unspecified term and dental and health benefits. The agreement may be terminated at any time at the option of either Voyager or Mr. Stanley and contains standard non-solicitation, confidentiality, conflict of interest and conflicting employment provisions. As part of Mr. Stanley's executive compensation, on August 29, 2006, Voyager One issued an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share exercisable from the date of issuance to August 29, 2011. On June 20, 2006, Voyager One issued 333,334 shares of its common stock to Hedgemark Advisors, LLC, an entity of which Mr. Stanley is a 100% owner as a retainer fee for financial and business development consulting services which were rendered prior to his employment with the Company pursuant to a consulting agreement dated June 15, 2006 which was cancelled on August 31, 2006.

         Voyager One is accounted for as a development stage company. We had no revenues for the three months ended September 30, 2006 and 2005. At September 30, 2006, we had current assets of $613,715 and current liabilities of $1,985,058. As a result, we had a working capital deficit of $1,371,343. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $367,004, accrued expenses of $1,224,423, accrued interest of $96,180 and short-term notes payable of $297,451. In addition, long-term notes payable and convertible debt totaled $1,000,500. We are in default on three promissory notes issued to Coan dated April 22, 2004 with an outstanding principal amount of $35,000 which matured on December 31, 2005, to Hemmel dated January 1, 2005 with an outstanding principal amount of $49,900 which matured on June 30, 2006 and to Nolan dated January 11, 2005 with outstanding principal amount of $40,465 which matured on July 31, 2006.

         For the nine months ended September 30, 2006, net cash used in operations was $376,977, net cash used in investing activities was $4,864 and net cash provided by financing activities was $497,291. Net cash used in operations consisted of a net loss of $1,066,565, accrued interest of $20,944, expense advance of $50,500, prepaid expenses of $9,500 and prepaid insurance of $5,471 offset by deferred financing costs of $23,201, depreciation and amortization of $158,491, impairment charges related to intangible assets of $135,275, issuance of options and warrants for services of $305,079, issuance of common stock for accrued interest of $13,601, gain on sale of assets of $7,046, accounts payable of $8,328, accrued liabilities of $88,431 and prepaid consulting agreements of $36,551, an increase of $67,876 as compared to the comparative period in 2005. Net cash used in investing activities consisted of redemption of convertible debentures of $21,582 offset by $16,718 for the sale of fixed assets. Net cash provided by financing activities consisted of the issuance of common stock for cash totaling $310,099 and the issuance of notes payable of $214,800 offset by payments of notes payable of $27,608.

         We have relied exclusively on external financing, loans from officers, directors and unaffiliated third parties and the sale of our common stock to fund our operations and cover our up-front costs.

         In May 2004, Voyager One entered into a Securities Purchase Agreement which was amended in August 2004 pursuant to which Cornell Capital agreed to purchase an aggregate of $1,100,000 of our 5% secured convertible debentures. To date, Voyager One has received the gross proceeds of $1,100,000 under the agreement. Cornell Capital has received a one-time structuring fee of $10,000 and a one-time commitment fee of 10% of the gross proceeds which has been paid proportionately in cash upon receipt of each distribution of proceeds. The proceeds were used to retire a note payable and for payroll and corporate obligations. Voyager One issued to Cornell Capital three-year debentures on May 21, 2004 for $300,000 and $100,000, August 26, 2004 for $125,000 and November
22, 2004 for $125,000.

         On December 15, 2004, Cornell Capital assigned one-half of the convertible debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources pursuant to a written agreement. On March 8, 2005, Voyager One consented to the assignment. On May 25, 2005, an additional debenture was issued to Cornell Capital in the amount of $350,000 following the notification from the Securities and Exchange Commission that our registration statement on Form SB-2 filed March 31, 2005, as amended, was declared effective on May 11, 2005. Our

Registration statement registers for resale 1,690,560 shares of our common stock held by the selling security holders named in the registration statement which includes 440,000 shares registered, each, for Cornell Capital and Trey Resources. Voyager One will not receive any proceeds from the sale of shares under the registration statement.

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

         On October 11, 2005, Cornell Capital purchased the remaining $100,000 three year convertible debenture upon notification, on October 4, 2006, from our market maker, Basic Investors, Inc., that our information statement which was filed on Form 15c-211 for quotation of our common stock on the Over The Counter Bulletin Board with the National Association of Securities Dealers, Inc. was approved. The trading symbol assigned to Voyager One, Inc. is "VYGO."

         On August 1, 2006, Voyager One, Inc. received a Notice of Conversion from Cornell Capital Partners, LP for the conversion of principal of $10,886.98 and from Trey Resources for the conversion of principal of $10,695.21 of their respective $150,000 debentures dated March 8, 2006 for 1,088,698 and 1,069,521 shares, respectively, at $0.01 per share based on 50% of the lowest closing bid price for the five trading days prior to the conversion date. On August 8, 2006, Voyager One redeemed these principal amounts of the debentures for a 50% premium plus accrued interest for total payments of $17,103 to Cornell and $16,802 to Trey Resources.

         We are continuing discussions with Cornell Capital and other external financing sources.

         Our current cash assets at September 30, 2006 are $121,645. In the third quarter of 2006, we raised a total of $342,086. $202,086 came from unaffiliated third parties through short term loans and $140,000 came from the sales of securities. The proceeds were used to retire two promissory notes, for partial payments of promissory notes and for general corporate obligations.

         On September 22, 2006, Voyager One entered into an independent consultant agreement with Summit Financial Partners, LLC with an effective date of September 11, 2006, for investors' communications and public relations services up to December 11, 2007. Under the terms of the agreement, Voyager One is to issue a total of 4,500,000 shares of the Company's restricted common stock to Summit's principals. On September 28, 2006, the agreement was amended whereby the designated principals were changed. 1,736,111 of these shares were purchased at $0.072 per share for a total purchase price of $125,000. The remaining 2,763,889 shares are valued at the closing bid price of $0.11 per share or a total of $304,028. Services are to include assistance in the development of business plans, strategy and personnel and stockholder and public relations functions. In the event Summit performs substantial services for any direct competitor of the Company, then all of the shares are forfeited. The Company is not precluded from entering into any agreements with third parties. Summit also agrees to introduce the Company to third parties for the purpose of evaluating potential equity or debt financing transactions. If a direct introduction occurs resulting in a financing transaction, Summit is to be paid a 7% finder's fee of the total gross funding in cash. If Summit introduces the Company to an intermediary or broker dealer which results in a financing transaction with a third party, then Summit is to receive a finder's fee in the amount of 3% of the total gross funding in cash.

         Recently, we have undertaken an additional strategic focus to seek to acquire companies in the oil and lubricant blending industry which, we believe, will improve our overall financial position and opportunity for long term growth. Specifically, we will look to acquire companies that blend, bottle, and distribute private label oils, lubricants, and related products for the automotive and industrial industries. Since higher production costs and lack of scale have reduced the profitability for many mid-sized companies in the oil and lubricant blending business, we feel that this market is ripe for consolidation or "roll up" and intend to identify and acquire quality companies where increase scale or injection of working capital will result in significant changes to marginal savings or revenues.

         To that end, on October 2, 2006, our Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the corporation to Voyager Petroleum, Inc. A majority, 81%, of the shareholders approved the amendment on October 3, 2006 by written consent without a meeting of the shareholders pursuant to Nevada corporate law and the Company's bylaws. A Preliminary Information Statement was filed with the Securities and Exchange Commission on October 16, 2006 and a Definitive Information Statement was filed On November 1, 2006. The name change will become effective on or about December 1, 2006, twenty days after notice is mailed to the shareholders of record as of October 27, 2006.

         Since the Company expects the oil and gas sector to be its primary acquisition focus, on September 22, 2006, we entered into a joint venture agreement with Applied Color Science so that it can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying our electronic film system. By so doing, management can concentrate on business development in the oil and lubricant industry. Under the terms of the agreement, Silicon contributes the use of our sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. Applied Color contributes financial and technical resources, a patented image sensor connection interface, and agrees to credit $11,000 owed by Silicon. The agreement terminates upon the earlier of the successful development of a functional prototype, the mutual consent of the parties or 180 days from the effective date. Silicon will retain all ownership rights in the technology developed during the joint venture. Upon termination, Applied Color and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the joint venture, or a revenue sharing agreement for the commercialization of the electronic film system provided funding is provided by Applied Color or a third party. Applied Color will receive a 25% share of revenues if it provides the financing or a 50% share if a third party provides the financing. In the event no agreement is finalized, then Silicon is free to license, sell or commercialize the technology developed during the joint venture, in which case, Applied Color would be entitled to a 25% share of revenue.

         On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" which was filed on November 12, 1999, issued on April 9, 2002 and was to expire on November 12, 2019. We no longer hold any ownership rights in the technology underlying this patent which is now in the public domain. We recorded an impairment loss of $135,275 on March 31, 2006. We have four remaining United States patents and one Hong Kong patent.

         On May 7, 2006 and July 10, 2006 Voyager One entered into letters of intent to acquire Gulf Coast Petroleum, Inc. and the Homan Corporation, respectively, both based in Chicago, Illinois. After extensive due diligence, on May 31, 2006 and October 12, 2006, respectively, Voyager One decided not to proceed with the acquisitions.

         By the end of the year, to initially ease fiscal constraints, approximately $500,000 will be needed to cover some past due accounts payable, notes payable and day-to-day operating expenses. Our primary need for cash during the next 12 months will be to satisfy current liabilities of $1,985,058 as well as to support our expenses from operations and additional acquisitions of middle market companies that refine, blend, bottle, or distribute petroleum based lubricants to the manufacturing and automotive aftermarket. In the first half of 2007, we anticipate a need to raise $1.5 million to satisfy these needs.

         Our operating capital will come from the sale of securities, funds provided by certain officers and directors and loans and financing arrangements with third parties. We currently do not have any financing arrangements or agreements in place to obtain the funds necessary to cover these operational expenses, capital expenditures and potential acquisitions. There is no guarantee that Voyager One will be able to raise enough capital or generate revenues to sustain our operations. If we are unsuccessful in obtaining additional working capital, we may need to reduce operations that may result in a lower stock price or cause us to cease operations altogether.

Item 3.  Controls and Procedures.

         Our President and Acting Chief Financial Officer up to September 1, 2006 (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2006 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not a party to any pending legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On July 12, 2006, Voyager One, Inc. issued 300,000 shares of restricted common stock to an unaffiliated investor's communications and public relations firm at $0.025 per share totaling $7,500 as a non-refundable retainer fee based on the closing bid price on the date of execution of the engagement agreement.

         On July 18, 2006, Voyager One, Inc. issued 483,871 shares of restricted common stock to an unaffiliated third party at $0.031 per share totaling $15,000 pursuant to a securities purchase agreement based on the closing bid price on the date of purchase.

         On August 25, 2006, Voyager One, Inc. issued 90,000 shares of restricted common stock to an unaffiliated investor's communications and public relations firm at $0.09 per share totaling $8,100 as compensation based on the closing bid price on the date of execution of the engagement agreement.

         On August 28, 2006, Voyager One, Inc. issued 100,000 shares of restricted common stock to an unaffiliated third party as a commitment fee for a 6% note payable in the principal amount of $50,000 with a maturity date of February 26, 2007 at $0.09 per share totaling $9,000 based on the closing bid price as of August 25, 2006.

         On September 14, 2006, Voyager One, Inc. issued 100,000 shares of restricted common stock to an unaffiliated third party as a commitment fee for a 6% note payable in the principal amount of $50,000 with a maturity date of March 14, 2007 at $0.11 per share totaling $11,000 based on the closing bid price on the date of issuance.

         On September 22, 2006, Voyager One, Inc. issued 705,000 shares of restricted common stock to unaffiliated third parties at $0.11 per share totaling $77,550 based on the closing bid price on the date of issuance.

         On September 28, 2006, Voyager One, Inc. issued a total of 4,500,000 shares of restricted common stock as compensation to an unaffiliated investors' communications and public relations firm that designated certain unaffiliated third parties to receive the shares. 1,736,111 of these shares were issued at $0.072 per share based on the closing bid price of $0.11 per share on the date of execution of the engagement agreement for a total purchase price of $125,000. The remaining 2,763,889 shares are valued at $304,028 based on the closing bid price of $0.11.

The proceeds were used to retire two promissory notes, for partial payments of promissory notes and for general corporate obligations. The above shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of stockholders in the third quarter of 2006.

Item 5.  Other Information.

         None.

Item 6.

(a)      Exhibits.


-----------  ----------------------------------------------------------------- ------------------------------------------------
EXHIBIT NO.    DESCRIPTION                                                       LOCATION
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.1         Engagement agreement between Voyager One and Hedgemark Advisors,  Provided herewith
             LLC dated June 20, 2006 as amended June 21, 2006
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.2         Independent Consulting Agreement between Voyager One, Inc. and    Incorporated by reference to Exhibit 10.1 of
             Summit Financial Partners, LLC dated September 22, 2006 as        Company's Current Report on Forms 8-K filed with
             amended September 8, 2006                                         the Securities and Exchange Commission on
                                                                               August 11, 2006 and October 4, 2006
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.3         Joint Venture Agreement between Voyager One, Inc., on behalf of   Incorporated by reference to Exhibit 10 of
             its wholly owned subsidiary, Silicon Film Technologies, Inc. and  Company's Current Report on Form 8-k filed with
             Applied Color Science, Inc. dated September 22, 2006              the Securities and Exchange Commission on
                                                                               August 11, 2006
-----------  ----------------------------------------------------------------- ------------------------------------------------
31.1         Certification of Chief Financial Officer Pursuant to              Provided herewith
             Section 302 of the Sarbanes-Oxley Act
-----------  ----------------------------------------------------------------- ------------------------------------------------
31.2         Certification of Chief Executive Officer Pursuant to              Provided herewith
             Section 302 of the Sarbanes-Oxley Act
----------- --------------------------------------- -------------------------- ------------------------------------------------
32           Certification of Chief Executive Officer and Chief Financial      Provided herewith
             Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
----------- -----------------------------------------------------------------  ------------------------------------------------


(b)      Reports on 8-K During the Quarter.


         On June 1, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 8.01 (Other Events).

         On June 6, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 3.02 (Unregistered Sale of Securities).

         On July 12, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 8.01 (Other Events).

         On August 11, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits).

         On September 1, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and Item 9.01 (Financial Statements and Exhibits).

         On September 27, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 (Entry Into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits).

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Voyager One, Inc.

                              By /s/ John Lichter
                                 -----------------------------------------------
                                 John Lichter, Chief Executive Officer
                                 Date: 11/16/06

                              By /s/ Sebastien C. DuFort
                                 -----------------------------------------------
                                 Sebastien C. DuFort, President and Acting Chief
                                      Financial Officer up to 9/1/06
                                 Date: 11/16/06

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By /s/ John Lichter
                                 -----------------------------------------------
                                 John Lichter, Chief Executive Officer and
                                   Director
                                 Date: 11/16/06

                              By /s/ Sebastien C. DuFort
                                 -----------------------------------------------
                                 Sebastien C. DuFort, President, Acting Chief
                                   Financial Officer up to 9/1/06 and Director
                                 Date: 11/16/06