Form 10KSB
period 2006-12-31
Voyager Petroleum, Inc.
filed 2007-04-13
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2006

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           Commission File No. 0-32737

                             Voyager Petroleum, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

                 Nevada                                88-049002272
    --------------------------------            ---------------------------
      State or other jurisdiction of                  I.R.S. Employer
      incorporation or organization                Identification Number

   16 East Hinsdale Avenue, Hinsdale, IL                   60521
-------------------------------------------              ---------
   Address of principal executive office                  Zip Code

Issuer's telephone number: (630) 325-7130
                            -------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for Fiscal Year ended December 31, 2006 were $20,328.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 20, 2006 was approximately $514,681.


As of March 20, 2007, there were 85,522,244 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.

Item 1.  Description of Business                                               1

Item 2.  Description of Property                                               6

Item 3.  Legal Proceedings                                                     6

Item 4.  Submission of Matters to a Vote of Security Holders                   6

PART II.

Item 5.  Market for Company's Common Equity and Related Stockholder Matters    7

Item 6.  Management's Discussion and Analysis or Plan of Operation            11

Item 7.  Financial Statements                                                F-1

PART III.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 20

Item 8A. Controls and Procedures                                              20

Item 8B. Other Information                                                    20

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                    20

Item 10. Executive Compensation                                               21

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      24

Item 12. Certain Relationships and Related Transactions                       25

Item 13. Exhibits                                                             30

Item 14. Principal Accountant Fees and Services                               34

SIGNATURES                                                                    35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         Voyager Petroleum, Inc. ("Voyager Petroleum" or "Company"), formerly known as Voyager One, Inc., was incorporated under the laws of the state of Nevada in April, 2000. The Company was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity which management believed was a suitable acquisition candidate. We have been in the developmental stage since inception and had no operating history other than for organizational matters.

CHANGE OF CONTROL

         In February, 2004, Voyager Petroleum acquired Silicon Film Technologies, Inc., ("Silicon Film"), an Illinois corporation, in exchange for 8,597,400 newly issued restricted shares of common stock of Voyager Petroleum and 625,000 newly issued shares of Series A preferred stock. This share exchange transaction effected a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, pursuant to the Agreement and Plan of Reorganization ("Agreement") by and between the companies. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film rather than an acquisition by the company. As a condition of the closing of the share exchange transaction, certain stockholders of Voyager Petroleum cancelled a total of 1,298,400 shares of common stock. Every eight shares of Silicon Film's Class A common stock were exchanged for one share of Voyager Petroleum's common stock and every eight shares of Silicon Film's Class B common stock were exchanged for one share of Voyager Petroleum's Series A preferred stock (based on the total issuance of 8,597,400 Voyager Petroleum's shares of common stock.) Each share of newly issued Series A preferred stock is entitled to one hundred votes per share. Immediately after the consummation of the transaction, there were 9,375,000 shares of common stock outstanding and 625,000 shares of Series A preferred stock outstanding and Voyager Petroleum owned 100% of the capital stock of Silicon Film making it a wholly-owned subsidiary.

         On April 28, 2004, Voyager Petroleum effected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock, and, shortly thereafter, John Lichter, the chief executive officer cancelled 400,000 shares of his common stock. Afterwards, there were 14,600,000 shares of common stock and 1,000,000 shares of Series A preferred stock issued and outstanding. Any reference in this Form 10-KSB to common stock and Series A preferred stock after April 28, 2004 is stated on a post-stock split basis, unless otherwise indicated.

         Pursuant to the Agreement, the officers and Board of Directors of Voyager Petroleum resigned. Patricia Heller resigned as Secretary and Director in January, 2004 and Gerry Martin, the President, Treasurer and Director, resigned upon the closing of the share exchange transaction in. They were replaced with John Lichter, as Chief Executive Officer and acting Secretary and Sebastien DuFort, as President and acting Chief Financial Officer. In February, 2007, John Lichter resigned as the company's Chief Executive Officer and Jefferson Stanley, our Chief Financial Officer, was appointed by the board to fill the vacancy.

CHANGE OF BUSINESS NAME

         On October 2, 2006, the Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the Company from Voyager One, Inc. to Voyager Petroleum, Inc. A majority, 81%, of the shareholders approved the amendment on October 3, 2006 by written consent without a meeting of the shareholders pursuant to Nevada corporate law and the Company's bylaws. A Preliminary Information Statement and Definitive Information Statement were filed with the Securities and Exchange Commission on October 16, 2006 and November 1, 2006, respectively. The name change become effective on December 1, 2006 upon the filing of the appropriate documents with the Secretary of State of Nevada.

         Our Board of Directors recommended the name change to reflect our new primary business and strategy of manufacturing and distributing petroleum-based products for the automotive and manufacturing aftermarket.

CHANGE IN BUSINESS STRATEGY

         Since the share exchange transaction in February, 2004, Voyager Petroleum conducts its operations through its wholly-owned subsidiary, Silicon Film Technologies, Inc., which has developed electronic film technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images without any physical modification to the camera. Recently, however, the Company has undertaken a new strategic focus to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket. While the growth of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture are all factors which support our electronic film system technology, the Company feels that the oil and gas sector will provide greater opportunity. Management believes that the oil and gas sector is better suited for generating higher revenues both in the short and long term, will provide increased opportunities for growth and will provide a sustained longevity that may not be present in the photographic industry. Considering all of these factors, management believes that the change in strategy will present greater opportunity to build shareholder value.

         Since the Company expects the oil and gas sector to be its primary focus, on September 22, 2006, it entered into a joint venture agreement with Applied Color Science so that Applied Color Science can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying our electronic film system. It made sense to negotiate a joint venture with Applied Color Science since the Company consulted with it in the development of the first prototype of the four mega-pixel version of the electronic film system in May, 2004. This prototype, which was functional but was not built to a commercially feasible form or size, was developed primarily as a demonstration device and to be used as a hardware and software development platform. Under the terms of the agreement, Silicon Film contributes the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. Applied Color Science contributes financial and technical resources, a patented image sensor connection interface, and agrees to credit $11,000 owed to it by Silicon. The agreement terminates upon the earlier of the successful development of a functional prototype, the mutual consent of the parties or 180 days from the effective date of September 22, 2006. Silicon will retain all ownership rights in the technology developed during the joint venture. Upon termination, Applied Color and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the joint venture, or a revenue sharing agreement for the commercialization of the electronic film system.

         While there is not any direct competition to the electronic film system, there are several ways to create digital images. The principal competitive technologies are photo-quality digital camera bodies, scanners, and third-party digital photo finishing. Each of these competing solutions presents a different combination of tradeoffs of features, functionality, convenience and cost.

              As of the date of this filing, the Company is in negotiations with Applied Color Science regarding the extension of this joint venture agreement.

LISTING IN STANDARD & POOR'S

         In December, 2006, Voyager Petroleum was listed by Standard & Poor's Market Access Program, an information distribution service that enables subscribing publicly traded companies to have their company information disseminated to users of Standard & Poor's Advisor Insight, an internet-based research engine used by more than 100,000 investment advisors. Such information includes share price, volume, dividends, shares outstanding, company financial position, and earnings. A public version of the site is available at http://www.advisorinsight.com. In addition, our information will also be available via Standard & Poor's Stock Guide database, which is distributed electronically to virtually all major quote vendors. As part of the program, a full company description will also be published in the Daily News section of Standard Corporation Records, a recognized securities manual for secondary trading in approximately 38 states under the Blue Sky Laws. This material is not intended as an offer or solicitation for the purchase or sale of any security or other financial instrument.

PRINCIPAL PLACE OF BUSINESS

         Voyager Petroleum's corporate offices are located at 16 East Hinsdale Avenue, Hinsdale, Illinois 60521; telephone (630)325-7130. Effective April 15, 2007, the corporate offices will be moved to 123 East Ogden Avenue, Suite 102A, Hinsdale, Illinois 60521. The telephone number will remain the same.

BUSINESS DESCRIPTION

         In its quest to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket, the Company intends to acquire reputable middle market petroleum-based lubricant companies that refine, blend and bottle private label motor oil and related products as well as acquire facilities to conduct like operations. Acquisition candidates also include suppliers and distributors of these products.

         Voyager Petroleum's strategy is to target companies with established wholesale and third party labeled products, regional distribution channels and seasoned management that would recognize increased revenue and/or significant cost savings from an injection of working capital, wider distribution channels and vertical integration of supply, processing, packaging and distribution.

         In November, 2006, Voyager Petroleum hired a vice president of supply operations with twenty-four years of experience sourcing and processing used oil. In January, 2007, the Company signed a purchase agreement on a waste oil reclamation facility in Detroit, Michigan. The 20,000 square foot facility which will be used to process reclaimed used oil sits on 3.5 acres of land and consists of a warehouse, a processing facility and offices with on-site railroad and truck access. The plant houses 22 outside storage tanks and 32 inside storage tanks for a total storage capacity of 718,000 gallons. The Company has initiated a Phase II environmental site assessment on the Detroit facility for approximately $50,000 via an access agreement and has 90 days ending April 19, 2007 within which to cancel its purchase or extend another 90 days at a cost of $20,000. Pending the filing disclosure of the environmental testing results by Associated Environmental Services with the Michigan Department of Environmental Quality, Voyager Petroleum will take possession via sub-lease in April, 2007 and purchase or let the purchase agreement expire, no later than July 31, 2007.

PRODUCTS

         Petroleum-based products include motor oils and grease, fluids such as anti-freeze, air fresheners or other oil based products used for engine oils, hydraulic fluids, metal working fluids or other purposes.

         Base oils are the primary ingredient to all oil lubricants. Blenders and bottlers purchase base oils and blend with viscosity or "V.I." improvers and additive packages to create motor oil which is then sold in bulk wholesale or retail bottles. Group 2 oils are generally the preferred base for motor oil. They have fair to good performance in lubricating properties such as volatility, oxidative stability, and flash/fire point. They also have fair performance in areas such as pour point, cold crank viscosity and extreme pressure wear. Group 3 and 4 base oils are generally combined with synthetic motor oils combined with additives and marketed as synthetic products with good performance characteristics. Producers of virgin Group 2 base oils include Exxon Mobil, Motiva, Conoco-Phillips, Chevron, Calumet Lubricants, Flint Hills Resources, and Valero.

         A key focus of the Company is to identify environmentally conscious products and methods of processing. The Company intends to purchase used waste oil from various consolidators of used petroleum such as gear oil, machine oils, etc. that have never been burnt. These un-combusted, but unrefined oils can then be transported to the reclamation facility in Detroit, Michigan for processing. During the processing, all impurities and contaminants are extrapolated out of the oil thus leaving it with a renewable petroleum base oil. This base oil can then be blended with new crude and other chemical components depending on the final desired product. In order to make finished motor oil, we can use these base oils and blend them with additives to create motor oil. The oil will then be sold and shipped to a final blending/bottling facility for retail, manufacturing or industrial distribution.

COMPETITION

         The lubricant market includes refiners, re-refiners, bottlers, blenders and distributors. The U.S. market for aftermarket motor oil is approximately $11.3 billion annually which is over 50% of the total global supply. The top half of the United States lubricant market is controlled by larger multi-national petroleum companies but there are only two large re-refiners of used motor oils in the United States, Safety-Kleen Systems Inc., based in Indiana and Evergreen Oil, Inc. based in Irvine, California. The bottom half of the market is highly fragmented, with many smaller players especially in the private label market so competition is more regional and less competitive, especially for recycled products. Private blenders and bottlers are spread across the United States and include Warren Oil, North Carolina, Amalie Motor Oil, Inc., Florida, and Smitty's Supply, Inc., Louisiana.

         The largest end users are automotive and industrial manufacturers. Product outlets include bulk wholesalers, retailers, discount chains, non-auto retailers and manufacturers. Most retail outlets for motor oil carry a major brand and a lesser-known, lower-priced brand. We expect to compete with the lesser-known brands, which consist of other regional/national motor oil blenders and bottlers largely by maintaining a broad customer base, managing a competitive cost structure so that we can pass through competitive pricing, delivering a quality product on time and by managing customer relationships. Consumers often view oil and other lubricants as largely undifferentiated which helps drive demand for recycled or less brand name products. A recycled product may also be viewed or marketed as a more environmentally responsible product providing a competitive edge.

         Supply sources, costs and licensing are all barriers to market entry. We intend to establish reliable and consistent channels of delivery of raw materials by hiring individuals with established supply contacts and intend to actively pursue new supply sources. Since raw recycled oil is significantly cheaper to purchase than virgin base oil, we expect to keep our costs contained. Management has been working to establish multiples sources of low cost oil. In addition, our vice president of supply operations, hired in November, 2006, has twenty-four years experience in sourcing and processing used oil. He is also licensed by the Michigan Department of Environmental Quality and is qualified to run the day-to-day operations of the Detroit facility once we begin operating the facility.

         Voyager Petroleum initially plans to sell petroleum lubricants to the retail automotive after-market. Our growth is expected to be driven by the re-recycling of waste oil and an anticipated trend towards environmental conservation in the United States. The Company plans to focus and grow its business both organically by capturing market share across regional markets and through acquisition. Integrating supply, processing, packaging and distribution, we believe, will create significant opportunities for growth and reduction of costs.

Competitive Risks

         Initially, most of our competitors may be able to use their established strength to dominate the market, which may affect our ability to generate revenues. Since most of our competitors are, at the moment, much larger companies than us and well established in the industry, they could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs. Their existing relationships in the industry could allow them an advantage to significantly out spend us on price to our customers as well as in marketing and production. We might not be able to maintain our ability to compete in this circumstance.

COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         Our operations are subject to certain costs arising from environmental, health and safety laws and regulations. This may consist of preparing environmental assessments in order to receive required environmental permits to conduct operations. While we have executed a purchase and sale agreement for a processing facility in Detroit, Michigan and an access agreement from February through March, 2007 with a sublease beginning on April 1, 2007, we have forty-five days from occupancy to obtain a category S Baseline Environmental Assessment (BEA) under Michigan law. If the BEA, which establishes the environmental condition of the property, is not completed in that time frame, we would be subject to liability for any pre-existing conditions which may cause additional expense and potential delay in our operations. The cost of the environmental assessment is estimated to total $50,000 excluding attorney's fees which we anticipate will approximate $25,000. There are generally permits and licenses for operations associated with these types of processing facilities including those that deal with waste. We anticipate these to cost approximately $2,000 per year at the Detroit facility.

Such regulations also typically include requirements to develop spill contingency plans and may require removal or cleanup of contamination under certain circumstances, and impose civil liabilities or criminal penalties for violations. The Company intends to have a spill contingency plan in place once it is able to begin operations in the Detroit facility.

INTELLECTUAL PROPERTY

         The patents associated with our electronic film system were acquired in February, 2003, when Silicon Film Technologies, Inc., our wholly-owned subsidiary, purchased from Quest Manufacturing, Inc. (an entity controlled by Voyager Petroleum's president, John Lichter) all the non-cash assets and assumed one accounts payable of a now-bankrupt California company for a total purchase price of $1,158,250 pursuant to an Asset Purchase Agreement. Neither John Lichter nor Sebastien DuFort, Voyager Petroleum's president, were employees of the California company.

         The non-cash assets acquired in this transaction included plastic tooling, molds, metal tooling, software, intellectual property and licensing agreements. The only liability assumed was a payment of approximately $76,000 due Knobbe, Martens, Olson & Bear, LLP, ("KMOB") our predecessor's patent attorneys. The non-cash assets of the bankrupt California company were purchased and the account payable was assumed by Quest Manufacturing, Inc. on February 2, 2002 through a bankruptcy court order. Pursuant to the Asset Purchase Agreement, Quest Manufacturing, Inc. received 15,365,000 shares of Class A common stock of Silicon Film Technologies, Inc. valued at $768,250 or $0.05 per share and was to be paid the sum of $70,000 by June 30, 2003 and the sum of $320,000 by December 31, 2004. The unpaid balance accrued interest at the rate of 6% per annum. On December 31, 2005, the unpaid principal balance of $305,000 and accrued interest of $45,500 was consolidated with outstanding notes due Quest Manufacturing into one promissory note that matures on December 31, 2008 with a principal amount of $427,767.77 and interest payable monthly at the prime rate established on the first business day of each month on the outstanding principal balance for each respective month until maturity. On April 28, 2006, the Company issued, pursuant to a securities purchase agreement, 6,507,249 shares of restricted common stock to Quest Manufacturing, Inc. at $0.065 per share totaling $422,971.19 in exchange for the retirement of this promissory note.

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

         As of December 31, 2006, Voyager Petroleum had four issued United States patents and one issued foreign patent applying to the EFS and generally related to attributes of the electronic film system. Voyager Petroleum owns all rights, title and interest in the technology and intellectual property which is the subject of the royalty bearing amended licensing agreement and assignment with Itzchak Sapir, an unaffiliated third party.

         Our issued United States patents involve the following inventions and designs:

     Apparatus for operating a film camera-#5282040:
         Filed: August 25, 1995, Issued: January 25, 1994,
         Expires: May 7, 2011;

     An apparatus for electronic photography using a conventional film camera-#5452000:
         Filed: October 26, 1993,
         Issued: September 19, 1995,
         Expires: May 7, 2011;

     An image sensor package with image plane references-#6147389:
         Filed: July 27, 1999,
         Issued: November 14, 2000,
         Expires: July 27, 2019;

     E-film cartridge with sensor avoidance feature-#6393224:
         Filed: July 14, 2000,
         Issued: May 21, 2002,
         Expires: July 14, 2020;

         Our issued Hong Kong patent involves the following invention and design:

     Apparatus for operating a conventional film camera in an electronic mode-#HK1004077:
         Filed: April 15, 1998,
         Issued: November 13, 1998,
         Expires: May 7, 2011

INTELLECTUAL PROPERTY LICENSING ARRANGEMENTS

         We are obligated, pursuant to a licensing agreement with Itzchak Sapir and amendment thereto, to pay royalties on all planned products which incorporate our electronic film system. Accessories such as batteries and cables do not have royalties attached to them. Sapir assigned all of his rights, title and interest in the intellectual property underlying our EFS. The royalty is equal to 1.5% of the gross sales price of any EFS products we sell to third parties. For this purpose, gross sales price means the price actually charged to the purchasers of these products minus excise and sales taxes, import duties and separately invoiced shipping charges and adjusted for actual returns.

INTELLECTUAL PROPERTY TRADEMARKS

         We have one registered United States trademark for the stylized (e) and a total of three registered foreign trademarks for the stylized (E) mark in Mexico and the "Silicon Film" mark in Australia and Switzerland.

INTELLECTUAL PROPERTY DOMAIN NAMES

         We have 2 registered domain names: www.voyagerpetroleum.com and www.siliconfilm.com.

ITEM 2.  DESCRIPTION OF PROPERTY

         Voyager Petroleum did not own any real property in fiscal 2006. On November 1, 2005, the Company moved its executive offices to 16 East Hinsdale Avenue, Hinsdale, Illinois 60521 which is subject to a one year lease at $1,200 per month and payment of the pro rata share of gas, electricity and maintenance. Total rent expense for this space in the year ended December 31, 2005 is $3,096 which includes an additional $500 to secure the rental. Beginning November 1, 2006, the Company entered into a month to month lease arrangement in order to fully analyze its overall growing needs as it expands its strategic focus to acquire reputable companies in the petroleum-based lubricant business as well as facilities for like operations. On March 19, 2007, Sebastien DuFort, both personally and on behalf of the Company, executed a two year lease for larger executive office space beginning April 1, 2007 located at 123 East Ogden Avenue, Suite 102A, Hinsdale, Illinois 60521 at $2,600 a month subject to a 5% inflation adjustment for the second year plus payment of electrical and gas. The Company expects to occupy the new location by April 15, 2007. Total rent expense in 2006 is $14,400.

         We have not invested in any real property as of December 31, 2006. However, the Company entered into a Purchase and Sale Agreement, effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a waste oil reclamation facility located in Detroit, Michigan. The total purchase price of $750,000, less a $35,000 deposit held in escrow, is to be paid at closing which shall occur on or before the earlier of six months from the execution of the agreement, ten business days after expiration of a ninety day inspection period or sooner at Voyager's election. The 20,000 square foot plant which will be used as a primary recycling and reclamation facility, sits on 3.5 acres of land and consists of a warehouse, a processing facility and offices with on-site railroad and truck access. The plant houses 22 outside storage tanks and 32 inside storage tanks for a total storage capacity of 718,000 gallons. In addition to customary closing conditions, Voyager Petroleum is obligated to obtain, at its own cost, a category S baseline environmental assessment (BEA) and due care plan before closing or within six months after the effective date which is to be filed with the Michigan Department of Environmental Quality. A BEA establishes the environmental condition of the property and pursuant to Michigan law must be completed within forty-five days of occupancy and, if not completed within that time frame, would subject Voyager Petroleum to liability for any pre-existing conditions.

         Voyager Petroleum also executed a sublease for pre-occupancy possession with the current tenant, D.A.Stuart ("Stuart"). The sublease became effective January 19, 2007 with a lease term which begins on February 1, 2007 and ends on the earlier of August 1, 2007, the closing of the purchase of the refinery with Deacon or termination of the purchase agreement without a closing subject to the earlier termination of the master lease. On March 16, 2007, the Company entered into an access agreement with Stuart pursuant to which the parties agreed to amend the sublease into a temporary access agreement only, in order to provide the Company additional time to perform our due diligence inspections, including environmental assessments. The access agreement provides the Company with access to the premises only, from February 1, 2007 through March 31, 2007. Effective April 1, 2007, the sublease will revert back to a sublease pursuant to its original terms and conditions. The base rent is $4,000 per month plus utilities, repairs, maintenance, taxes and assessments during the lease term. Voyager Petroleum is responsible for the payment of insurance.

         The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 2, 2006, our Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the corporation from Voyager One, Inc. to Voyager Petroleum, Inc. A majority, 81%, of the shareholders approved the amendment on October 3, 2006 by written consent without a meeting pursuant to Nevada corporate law and the Company's bylaws. A Preliminary Information Statement and a Definitive Information Statement were Filed with the Securities and Exchange Commission on October 16, 2006 and on November 1, 2006, respectively. The name change become effective on December 1, 2006 upon filing the appropriate documents with the Secretary of State of Nevada.

         The Board of Directors believes that the name change is in the best interests of the Company because the new name better reflects the long-term growth strategy of the Company, including, the Company's expanded acquisition strategy which is expected to include companies that blend, refine, bottle and distribute petroleum-based products. The Company expects the oil and gas sector to be its primary acquisition focus.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         On October 4, 2005, Voyager Petroleum received notification from our market maker, Basic Investors, Inc., that our information statement which was filed with the National Association of Securities Dealers, Inc. ("NASD")on Form 15c-211 for quotation of our common stock on the Over-the-Counter Bulletin Board ("OTC Bulletin Board) was approved. Our common stock is listed on the OTC Bulletin Board under the trading symbol "VYGO.OB". The first trade was executed on December 14, 2005. The following table sets forth, for the periods indicated, the range of high and low bid quotations for shares of our common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2005                                High Bid    Low Bid
----                                --------    -------
Fourth Quarter (1)                   $0.75       $0.25

2006
----
First Quarter                        $0.70       $0.02

Second  Quarter                      $0.165      $0.02

Third Quarter                        $0.410      $0.015

Fourth Quarter                       $0.705      $0.025

(1) Beginning on December 14, 2005


CAPITAL STOCK

         The authorized capital stock of Voyager Petroleum consists of 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2006 and March 20, 2006 there were 62,835,485 and 85,522,244 shares, respectively, of common stock outstanding and 1,000,000 and 1,000,000 shares, respectively, of Series A preferred stock outstanding. The following description is a summary of the capital stock of Voyager Petroleum and contains the material terms of the capital stock. Additional information can be found in the Company's articles of incorporation and bylaws.

         COMMON STOCK. As of March 20, 2006, there were approximately 145 stockholders of record of our common stock on the ledger of our transfer agent. There are additional stockholders whose shares are held in the street name. Each share of common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, stockholders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors. Stockholders have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions related to the common stock. In the event of liquidation, dissolution or winding up of Voyager Petroleum, stockholders are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

         On February 2, 2007, Jefferson Stanley, our Chief Financial Officer, purchased 500,000 shares of our Series A preferred stock from John Lichter, our Chief Executive Officer, in a private sale. Each share of our Series A preferred stock entitles the holder to 100 votes. The remaining 500,000 shares of outstanding shares of our Series A preferred stock are held by Sebastien DuFort, our president.

EXCHANGE OF VOYAGER PETROLEUM'S COMMON AND PREFERRED STOCK

         In February 2004, under an Agreement and Plan of Reorganization between Voyager Petroleum and Silicon Film, Voyager Petroleum instructed its transfer agent to issue an aggregate of 8,597,400 "restricted" shares of its common stock and 625,000 "restricted" shares of its Series A preferred stock to Silicon Film's stockholders on a PRO RATA basis and caused such shares to be delivered to Silicon Film. Each eight shares of Silicon Film's Class A common stock was exchanged for one share of Voyager Petroleum's common stock, and each eight shares of Silicon Film's Class B common stock was exchanged for one share of Voyager Petroleum's Series A preferred stock. In April 2004, the Company effected a 1 for 1.6 forward split of its shares of common stock and Series A preferred stock. The shares of common stock and Series A preferred stock referred to in this paragraph are stated on a pre-stock split basis.

ANTI-TAKEOVER EFFECTS OF PROVISIONS OF THE ARTICLES OF INCORPORATION AUTHORIZED AND UNISSUED STOCK

         The authorized but unissued shares of our common and preferred stock are available for future issuance without our stockholders' approval. These additional shares may be utilized for a variety of corporate purposes including, but not limited to, future public or direct offerings to raise additional capital, corporate acquisitions and employee incentive plans. The issuance of such shares may also be used to deter a potential takeover of Voyager Petroleum that may otherwise be beneficial to stockholders by diluting the shares held by a potential suitor or issuing shares to a stockholder that will vote in accordance with Voyager Petroleum's board of directors' desires. A takeover may be beneficial to stockholders because, among other reasons, a potential suitor may offer stockholders a premium for their shares of stock compared to the then-existing market price.

SECURITIES ISSUED UPON CONVERSION OF CONVERTIBLE DEBENTURES

         Pursuant to a notice of conversion dated October 6, 2006, Voyager Petroleum issued, on October 16, 2006, 1,639,344 shares of restricted common stock to Cornell Capital upon conversion of $50,000 of the principal balance of a debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.0305 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission and bear a restriction date of May 21, 2004.

         Pursuant to a notice of conversion dated October 6, 2006, Voyager Petroleum issued, on October 16, 2006, 1,639,344 shares of restricted common stock to Trey Resources, Inc. upon conversion of $50,000 of the principal balance of a debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.0305 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission and bear a restriction date of May 21, 2004.

         Pursuant to a notice of conversion dated December 20, 2006, Voyager Petroleum issued on the same date, 2,222,222 shares of restricted common stock to Cornell Capital upon conversion of outstanding principal of $18,113 and interest of $9,683 of a debenture dated March 8, 2005 in the original principal amount of $150,000 and principal of $2,204 of a debenture dated March 8, 2005 in the original principal amount of $50,000 at $0.0135 per share. All conversions were based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission and bear a restriction date of May 21, 2004.

         Pursuant to a notice of conversion dated December 20, 2006, Voyager Petroleum issued, on January 2, 2007, 2,222,222 shares of restricted common stock to Trey Resources, Inc. upon conversion of outstanding principal of $30,000 of a debenture dated March 8, 2005 in the original principal amount of $150,000 at $0.0135 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission and bear a restriction date of May 21, 2004.

         In each of these transactions, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

SECURITIES ISSUED IN CONNECTION WITH CONSULTING AGREEMENTS

         On October 17, 2006, Voyager Petroleum issued a total of 1,000,000 shares of restricted common stock to unaffiliated third parties pursuant to a consulting agreement of the same date at $0.08 per share based on the closing bid price on October 16, 2006. 500,000 of these shares were delivered upon issuance, 250,000 shares were delivered in February, 2007 and the remaining 250,000 shares are to be delivered in August, 2007 pursuant to the terms of the contract.

         On November 3, 2006, Voyager Petroleum issued a total of 200,000 shares of restricted common stock to an unaffiliated third party pursuant to a consulting agreement of the same date at $0.05 per share based on the closing bid price on the same date.

         In each of these transactions, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

SECURITIES PURCHASE AGREEMENTS

         On October 17, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 100,000 shares of restricted common stock to an unaffiliated third party for a total purchase price of $8,000 at $0.08 per share based on the closing bid price of our common stock on the previous trading day.

         On October 30, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 66,667 shares of restricted common stock to an unaffiliated third party for a total purchase price of $5,000 at $0.08 per share based on the closing bid price of our common stock of $0.0750 on the same date.

         On November 3, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 1,316,667 shares of restricted common stock to unaffiliated third parties for a total purchase price of $39,500 at $0.03 per share representing a 40% discount to the closing bid price of $0.051 on the same date.

         On November 17, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 2,500,000 shares of restricted common stock to unaffiliated third parties at $0.04 per share representing an 18% discount to the closing bid price of $0.0487 on the previous trading day for a total purchase price of $100,000 to be paid in two installments. One-half of the purchase price is payable on November 17, 2006 and one-half is payable on or before May 17, 2007. One-half of the shares are to be delivered upon each payment.

         On December 5, 2006, Voyager Petroleum issued, pursuant to a Securities purchase agreement, 1,142,858 shares of restricted common stock to an unaffiliated third party for a total purchase price of $40,000 at $0.035 per share based on the closing bid price of the previous trading day.

         On December 8, 2006, Voyager Petroleum, Inc. cancelled 816,667 shares of restricted common stock issued to an unaffiliated third party which were previously issued pursuant to a securities purchase agreement which was rescinded on said date.

         In each of these transactions, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

OPTIONS

         As of December 31, 2006, we had outstanding options to purchase a total of 4,166,666 shares of our common stock, 1,166,666 of these options were inadvertently designated as warrants instead of options but have identical terms except for the name designation. As of the end of the fiscal year, we did not have an employee stock compensation plan.

         On July 15, 2004, Voyager Petroleum issued a non-qualified stock option (issued as a warrant) to CMI Capital, LLC, to purchase 666,666 shares of our common stock at $0.25 per share exercisable on and after January 15, 2005. This option expires on January 15, 2010. The managers and principals of CMI Capital, LLC, a limited liability corporation, are Gerry Martin and Greg Orlandella, each having an equal interest.

         From August through December 1, 2006, Voyager Petroleum issued, on the first day of each month, non-qualified stock options (issued as warrants) to a consultant to purchase 100,000 shares, each, of the Company's common stock at $0.25 per share exercisable on and after the respective issuance dates up to July 12, 2016 pursuant to the terms of a consulting agreement dated July 12, 2006. The Company is to issue warrants to purchase 100,000 shares on the first day of each month through January, 2007 unless the contract is terminated. On December 29, 2006, the contract was terminated.

         On August 29, 2006, Voyager Petroleum issued to Jefferson G. Stanley, who began employment on September 1, 2006 as Chief Financial Officer, a non-qualified stock option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share exercisable from the date of issuance to August 29, 2011.

         On October 31, 2006, Voyager issued to Robert Nelson, who began employment on November 1, 2006 as Vice President of Supply Operations, a non-qualified stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.07 per share exercisable from the date of issuance to October 31, 2011.

NON-EMPLOYEE COMPENSATION PLAN

         On November 28, 2006, the Company's Board of Directors adopted the "2006 Non-employee Compensation Plan" ("the Plan"). The total number of shares which may be granted under the Plan to compensated, non-employee consultants, professionals and service providers who provide services to the Company shall not exceed two million five hundred shares. All of these shares were registered on a Form S-8 registration statement on December 6, 2007. Under the plan, stock awards may be granted at the closing bid price on the day preceding the date of the award. As of December 31, 2006, 1,093,802 of these shares were issued pursuant to the Plan for legal and consulting services.

DIVIDENDS

         Voyager Petroleum does not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's board of directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. Voyager Petroleum presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the board does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLANS OF OPERATION

         The Company changed its name from Voyager One, Inc. to Voyager Petroleum, Inc. effective December 1, 2006 to reflect our new business strategy of manufacturing and distributing petroleum-based products. In November, 2006, Voyager Petroleum hired a vice president of supply operations with twenty-four years of experience sourcing and processing used oil. In January, 2007, the Company signed a purchase agreement on a waste oil reclamation facility in Detroit, Michigan for a total purchase price of $750,000. The 20,000 square foot facility which will be used as a primary recycling and reclamation facility sits on 3.5 acres of land and consists of a warehouse, a processing facility and offices with on-site railroad and truck access. The plant houses 22 outside storage tanks and 32 inside storage tanks for a total storage capacity of 718,000 gallons. The Company has initiated a Phase II environmental site assessment on the Detroit facility for approximately $50,000 via an access agreement and has 90 days ending April 19, 2007 within which to cancel its purchase or extend another 90 days at a cost of $20,000. Pending the filing disclosure of the environmental testing results by Associated Environmental Services with the Michigan Department of Environmental Quality, Voyager will take possession via sub-lease in April, 2007 and purchase or let the purchase agreement expire, no later than July 31, 2007.

         Voyager Petroleum's goal is to expand our business both organically by capturing market share across regional markets worth over $11 billion as well as through the acquisition of middle market petroleum lubricant companies involved in recycling, re-processing, and re-distributing used waste oil for the automotive and manufacturing aftermarket. Our acquisition targets are companies with established regional distribution channels and experienced management that would recognize increased revenue and/or significant cost savings from an injection of working capital, wider distribution channels, or vertical integration. One of the key objectives and principals of the Company is to target environmentally conscious businesses, products and methods of processing. Voyager's growth is expected to be driven by consumer demand for recycled products in the United States and lack of brand recognition and desirability in the purchase of petroleum-based products. We believe that the integration of supply, processing, packaging and distribution will create significant opportunities for growth and reduction of costs.

         While Voyager Petroleum retained its rights in technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images without any physical modification to the camera, it expects that its primary business focus will be the manufacture and distribution of petroleum-based products into the automotive and manufacturing aftermarket. To that end, on September 22, 2006, the Company, on behalf of its subsidiary Silicon Film, entered into a joint venture agreement with Applied Color Science so that Applied Color Science can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying the patents. Under the terms of the agreement, Silicon Film contributes the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager Petroleum's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. Applied Color Science contributes financial and technical resources, a patented image sensor connection interface, and agrees to credit $11,000 owed to it by Silicon. The agreement terminates upon the earlier of the successful development of a functional prototype, the mutual consent of the parties or 180 days from the effective date of September 22, 2006. Silicon will retain all ownership rights in the technology developed during the joint venture. Upon termination, Applied Color and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the joint venture, or a revenue sharing agreement for the commercialization of the electronic film system. As of the date of this filing, we are in negotiations with Applied Color Science for the extension of the agreement.

EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

         As of December 31, 2006, we had four full-time employees in administration & operations. Since the end of the year, we have reduced that to three full-time employees. None of our employees are represented by a labor organization and we are not party to any collective bargaining agreements. In the first half of 2007, we plan to hire one sales person to increase our marketing efforts aimed at wholesale and resale buyers, two manufacturing support employees to help process and package recycled petroleum-based products and one clerical employee. We anticipate further additions to our workforce through acquisitions.

EXPECTED PURCHASE OF SIGNIFICANT EQUIPMENT

         In the first half of 2007, we anticipate purchasing processing equipment for use in the Detroit reclamation facility at a total cost of approximately $500,000. Additional purchases will be dependent upon future acquisitions and extent of operations.

MANUFACTURING

         Manufacturing of petroleum-based products is initially taking place at a licensed third party manufacturing facility. We are currently conducting a final environmental analysis at the Detroit reclamation facility and at such time as that is satisfactorily complete and, if we are successful in raising capital, we will install processing equipment and begin operating out of that facility. We will also need additional financing for the actual purchase of the facility by July, 2007.

SALES AND DISTRIBUTION

         Sales of our lubricant products will take place by wholesale representatives and retail sales people that we will hire pursuant to third party contract or employment or through company acquisitions. Sales will be made to retail outlets which will include oil change shops, automotive aftermarket chains, gas stations, car washes, department store and convenience stores. Some products will be sold in cases as well as in bulk. We intend to sell to a wide variety of customers with a low dependence on any one customer to avoid a potential sharp fluctuation in sales due to unforeseen circumstances.

PROMOTION AND ADVERTISING

         We plan to promote our manufacturing and distribution business principally through focused efforts at our target customer base through interviews, local advertising, industry trade shows and publications oriented toward the oil lubricant market. Initial advertising will likely be narrowly-focused and may include a limited number of standard print advertising in local publications and trade magazines. We plan to actively place press releases on a regular basis. We were featured in the "Lube Report, Industry News from Lubes-n-Greases" in Volume 6, Issue 42, dated October 18, 2006.

         In the fourth quarter of 2006, we initiated a website located at www.voyagerpetroleum.com which we anticipate will be a full-featured website with company background data, product information, industry links, etc. The website is currently hosted by NTX, a company that provides high quality web hosting, development, and connectivity services, and that has direct experience providing development services. On February 2, 2007, we sold our website located at www.side.com for a total of $8,887 since our strategic focus has changed to the manufacture and distribution of petroleum-based products.

         The following information should be read in conjunction with the financial Statements of Voyager Petroleum and the notes thereto beginning on page F-1.

RESULTS OF OPERATIONS

         Voyager Petroleum sustained net losses for the years ended December 31, 2006 and 2005 in the amounts of $1,549,291 and $3,358,256 respectively. In December, 2006, Voyager made its first sale of motor oil for $20,328 into the automotive industry. Manufacturing of lubricant products is initially taking place at a licensed third party manufacturing facility under their private label. Distribution was made to several retail customers via third party bulk road transport. There has otherwise been no established financial history or trend that has given rise to any periodic material change. The Company reduced its operating expenses by about half in 2006 as compared to 2005. During 2006 and 2005, the Company implemented strategies to reduce its cash used in operating activities which included a targeted reduction of the employee workforce, increasing the efficiency of the Company's developmental efforts, reducing discretionary expenditures and negotiating favorable payment arrangements with service providers.

         During the period of the next 12 months, Voyager Petroleum needs additional capital to increase sales, to get the Detroit facility operational including the completion of environmental testing and, if satisfactory, the purchase of processing equipment and ultimately the facility itself and to pursue profitable acquisitions of middle market petroleum lubricant suppliers, manufacturers and distributors and facilities for the production of these products. There is no guarantee that we will be able to raise enough capital or generate enough revenue to sustain our operations. Voyager Petroleum is accounted for as a developmental stage company.

TRENDS OR UNCERTAINTIES IMPACTING LIQUIDITY

         Voyager Petroleum is entering the business of manufacturing and distributing petroleum-based products. A large swing in oil prices due to environmental or world events could affect pricing and sales. However, lubricant oils are made from less than 1% of a barrel of crude, and although prices do change periodically, there is not the level of volatility seen in traditional crude petroleum markets. We expect that our sales will be in higher demand during the summer and winter months. Consumers drive their vehicles more in the summer necessitating a greater demand for lubricants and the cold winter weather will increase the demand for anti-freeze.

OFF BALANCE SHEET ARRANGEMENTS

         Voyager did not have any off balance sheet arrangements.

EXPENSES FOR YEARS ENDED DECEMBER 31, 2006 AND 2005

         Net loss for the twelve months ended December 31, 2006 was $1,549,291 compared to $3,358,256 for the fiscal year ended December 31, 2005, a decrease of $1,808,965, largely attributable to interest expense of $1,580,445 for the intrinsic value of the beneficial conversion features for the outstanding convertible notes and debentures which were triggered upon the Company's common stock being approved for quotation on the OTC Bulletin Board on October 4, 2005. This event made the beneficial conversion feature of the outstanding convertible notes and debentures a certainty and the additional interest was accounted for as a debit to interest expense in the third quarter of 2005.

         Total operating expenses before interest expense of $296,034, impairment charges related to intangible assets of $135,275, option and warrant expense of $397,408, loss on disposition of assets of $1,133 and gain on sale of equipment of $26,564 for the year ended December 31, 2006 were $747,908 compared to $1,633,729 for the year ended December 31, 2005, a decrease of $885,821. The decrease resulted primarily from a decrease in amortization of $221,228, attributable to the reclassification of deferred financing fees from amortization expense to interest expense, depreciation of $9,434 attributable to the sale of furniture and equipment in March, 2006 to John Lichter, our CEO, equipment rental of $90,534 for computer and related equipment, organizational software and engineering equipment, insurance of $53,195, payroll and payroll taxes of $550,455, rent of $46,391 due to the office move to a more economically feasible space, communication and internet of $13,376 and utilities of $5183. The dramatic reduction in payroll and payroll expenses was attributable to the termination of three employees on November 30, 2005. Expenses for the year included automobile expense of $12,821, licenses and permits of $19,562, insurance of $50,937, legal fees of $81,717, payroll and payroll taxes of $289,457, rent of $14,400, communication and internet of $14,273, travel and entertainment of $23,138 and consulting and accounting of $217,617. The consulting and accounting services are comprised of the following: accounting of $88,038, business consulting of $125,279 and equipment and real estate appraisal services of $4,300. Voyager Petroleum has incurred substantial accounting and legal fees in the last two fiscal years in the preparation of yearly and quarterly financial statements, registration statements and other regulatory compliance activities.

         The following table summarizes the nature and amount of all notes payable and convertible debt at December 31, 2006. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                            Annual                                    Principal
               Type                        Interest    Conversion     Maturity        Amount at
Date        Investment      Beneficiary      Rate     Discount Rate     Date        Dec. 31, 2006
---------- --------------   ------------   --------   -------------   --------     ---------------
04/22/04   Note Payable     Coan               24%        N/A          12/31/05(1)  $   35,000.00
01/01/05   Conv.Note        Hemmel             12%        25%(2)       06/30/06(3)  $   49,900.00
01/11/05   Conv.Note        Nolan              12%        25%(2)       07/31/06(4)  $   33,542.30
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08     $   36,304.79
03/08/05   Conv.Debenture   Cornell             5%        (5)          03/08/08     $   47,795.78
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08     $   50,000.00
03/08/05   Conv.Debenture   Cornell             5%        (5)          03/08/08     $   62,500.77
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08     $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (5)          03/08/08     $   62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08     $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (5)          03/08/08     $   17,386.98
03/08/05   Conv.Debenture   Trey Resources      5%        (5)          03/08/08     $    3,695.21
05/25/05   Conv.Debenture   Cornell             5%        (5)          05/25/08     $  350,000.00
10/11/05   Conv.Debenture   Cornell             5%        (5)          10/11/08     $  100,000.00
08/16/06   Note Payable     P. Byrne           12%        N/A          10/15/06(6)  $   22,500.00
08/26/06   Note Payable     Haggerty            6%        N/A          02/26/07(7)  $   50,000.00
09/01/06   Note Payable     Hackett            12%        N/A          10/31/06(8)  $    6,800.00
09/14/06   Note Payable     Hackett             6%        N/A          03/14/07(9)  $   50,000.00(10)
                                                                                    -------------
                                                                      Total         $1,102,925.83
                                                                                    =============

(1) Outstanding principal of $35,000 and accrued interest of $9,423.10 were converted into 1,110,578 shares of common stock at $0.04 per share on January 19, 2007 representing a 30% discount to the closing bid price of $0.057 for the previous trading date pursuant to a Conversion Agreement. These shares were issued as free trading upon receipt of an attorney opinion letter which indicated that they could be issued free of restrictive legend in accordance with Rule 144(k) under the Securities Act of 1933, as amended.

(2) The conversion price is equal to 75% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager Petroleum has been listed on a public market for ninety days.

(3) The maturity date was extended to May 14, 2007 in April, 2007. Thereafter, the noteholder elected to convert the outstanding principal of $49,900 and accrued interest of $574 into 1,121,649 shares of common stock at $0.045 per share representing a 25% discount to the closing bid price of the same date. These shares are anticipated to be issued as free trading upon receipt of an attorney opinion letter indicating that they can be issued free of restrictive legend in accordance with Rule 144(k) under the Securities Act of 1933, as amended.

(4) Outstanding principal of $33,542.30 and accrued interest of $727.82 were converted into 1,038,489 shares of common stock at $0.033 per share on January 17, 2007 pursuant to an Election of Conversion Right dated January 12, 2007. These shares were issued as free trading upon receipt of an attorney opinion letter which indicated that they could be issued free of restrictive legend in accordance with Rule 144(k) under the Securities Act of 1933, as amended.

(5) The conversion price is equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

(6) This note which had an original principal balance of $35,000 was not paid off as previously disclosed by inadvertent error but was subsequently renegotiated into a 12% note dated March 19, 2007 with a maturity date of October 16, 2007 in the principal amount of $23,646.58 which represents the outstanding principal balance and accrued interest from October 15, 2006 to March 19, 2007. Byrne received a commitment fee of $2,250 upon the execution of the renegotiated note.

(7) A commitment fee of $9,000 was payable as the issuance of 100,000 restricted shares of common stock of Voyager based on the closing bid price of $0.09 as of August 25, 2006, the previous trading day. Outstanding principal of $50,000 and accrued interest of $920.55 were converted into 1,273,014 shares of restricted common stock on January 16, 2007 at $0.04 per share representing a 20% discount to the closing bid price of $0.05 per share for the trading day prior to January 3, 2007, the effective date of the Conversion Agreement.

(8)      This note was retired on March 30, 2007.

(9)      On March 30, 2007, the maturity date was extended to May 13, 2007.

(10) A commitment fee of $11,000 was paid as the issuance of 100,000 restricted shares of common stock of Voyager based on the closing bid price of $0.11 as of September 14, 2006.

GOING CONCERN

         Voyager Petroleum's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2006, indicating that certain conditions exist that raise substantial doubt regarding our ability to continue as a going concern. These include the fact that we have been in the development stage since our inception (June 28, 2002) and that we continue to incur significant losses; accordingly, our viability depends on our ability to obtain future financing for the success of our future operations. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are, in fact, unable to continue as a going concern, stockholders may lose their entire investment in our common stock.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Voyager Petroleum to continue as a going concern.

FINANCIAL RESOURCES AND LIQUIDITY

Recent Developments

         On September 1, 2006, Voyager Petroleum appointed Jefferson Stanley as our Chief Financial Officer. Interim Chief Financial Officer, Sebastien C. DuFort, will continue on as President focusing on corporate development and potential acquisitions.

         Under the terms of our standard employment agreement, Mr. Stanley receives a salary of $150,000 annually for an unspecified term and dental and health benefits. The agreement may be terminated at any time at the option of either Voyager Petroleum or Mr. Stanley and contains standard non-solicitation, confidentiality, conflict of interest and conflicting employment provisions. As part of Mr. Stanley's executive compensation, on August 29, 2006, the Company issued a non-qualified option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share exercisable from the date of issuance to August 29, 2011. On June 20, 2006, Voyager Petroleum issued 333,334 shares of its common stock to Hedgemark Advisors, LLC, an entity of which Mr. Stanley is a 100% owner as a retainer fee for financial and business development consulting services which were rendered prior to his employment with the Company pursuant to a consulting agreement dated June 15, 2006 which was cancelled on August 31, 2006.

         For the year ended December 31, 2006, cash used in operations was $234,235, cash used in investing activities was $4,864, and cash provided by financing activities was $232,904. Net cash used in operations consisted primarily of a net loss of $1,549,291, accounts receivables of $20,328, other receivables of $50,000 and an expense advance of $48,543 offset by depreciation and amortization of $186,287, impairment loss on intangibles of $136,408, issuance of common stock for services of $538,823, issuance of options and warrants for services of $397,408, accrued liabilities of $109,598 and prepaid consulting fees of $34,387. Net cash used in investing activities consisted of the redemption of convertible debentures of $21,582 offset by the sale of fixed assets of $16,718. Net cash provided by financing activities consisted of the issuance of common stock for cash of $1,541,514 and issuance of notes payable of $214,800 offset by conversion of notes to common stock of $1,446,093 and payments on notes payable of $77,317. As December 31, 2006, we were in default on two promissory notes, one issued to Hemmel dated January 1, 2005 with an outstanding principal balance of $49,900 which matured on June 30, 2006 and the other to Hackett dated September 1, 2006 with an outstanding principal balance of $6,800. The maturity date on the Hemmel note was extended to May 14, 2007 and the Hackett note has since been retired.

         Voyager Petroleum is accounted for as a development stage company. At December 31, 2006, we have current assets of $557,134 and current liabilities of $1,980,666. As a result, we have a working capital deficit of $1,423,532 at December 31, 2006. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $395,148, accrued expenses of $1,245,590, accrued interest of $92,186 and current notes payable of $247,742. In addition, long-term convertible debt totals $855,183.

         In order to raise capital for operations, in May 2004, Voyager Petroleum entered into a Securities Purchase Agreement which was amended in August 2004 pursuant to which Cornell Capital agreed to purchase an aggregate of $1,100,000 of our 5% secured convertible debentures. To date, Voyager Petroleum has received all of the gross proceeds. Cornell Capital has received a one-time structuring fee of $10,000 and a one-time commitment fee of 10% of the gross proceeds which has been paid proportionately in cash upon receipt of each distribution of proceeds. The proceeds were used for payroll and corporate obligations. Voyager Petroleum issued to Cornell Capital three-year debentures on May 21, 2004 for $300,000 and $100,000, August 26, 2004 for $125,000 and
November 22, 2004 for $125,000.

         On December 15, 2004, Cornell Capital assigned one-half of the convertible debentures plus accrued but unpaid interest on a pro rata basis to Trey Resources pursuant to a written agreement. On March 8, 2005, the Company consented to the assignment. On May 25, 2005, an additional debenture was issued to Cornell Capital in the amount of $350,000 following the notification from the Securities and Exchange Commission that our registration statement on Form SB-2 filed March 31, 2005, as amended, was declared effective on May 11, 2005. Our registration statement registered for resale 1,690,560 shares of our common stock held by the named selling security holders which included 440,000 shares registered, each, for Cornell Capital and Trey Resources. Voyager Petroleum will not receive any proceeds from the sale of shares under the registration statement.

         The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of our outstanding common stock. At maturity, Voyager Petroleum has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Prior to maturity, Voyager Petroleum has the option to redeem a portion or all of the outstanding debentures at a price of 150% of the amount redeemed plus accrued interest. In the event the debentures are redeemed, then Voyager Petroleum will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. The warrant is exercisable immediately on a cash basis at an exercise price equal to 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers. The convertible debentures are secured by all of Voyager Petroleum's assets.

         On October 11, 2005, Cornell Capital purchased the remaining $100,000 three year convertible debenture upon notification, on October 4, 2006, from our market maker, Basic Investors, Inc., that our information statement which was filed on Form 15c-211 for quotation of our common stock on the Over The Counter Bulletin Board with the National Association of Securities Dealers, Inc. was approved. The trading symbol assigned to Voyager Petroleum, Inc. is "VYGO."

         Cornell Capital converted or redeemed the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 as follows:

          Principal   Interest   Principal   Interest   Number      Conversion
           Amount      Amount     Amount      Amount     of           Price
  Date    Converted   Converted  Redeemed(A) Redeemed  Shares(B)   Per Share(C)
--------  ---------   ---------  ----------- -------- -----------  ------------
12/20/05  $  20,000          --        --          --     160,000     $0.1250
02/08/06  $   3,500          --        --          --     280,000     $0.0125
08/08/06         --          --   $10,887(D) $    773          --          --
08/08/06  $  35,000          --        --          --   1,000,000     $0.0350
10/06/06  $  50,000          --        --          --   1,639,344     $0.0305
12/20/06  $  18,113   $   9,683                    --   2,058,074     $0.0135
          =========   =========   =======    ======== ===========
Total     $ 139,113   $   9,683   $10,887    $    773   5,851,704


         Cornell Capital converted the principal balance of the debenture dated March 8, 2005 in the original principal amount of $50,000 as follows:

          Principal   Interest   Principal   Interest   Number      Conversion
           Amount      Amount     Amount      Amount     of           Price
  Date    Converted   Converted  Redeemed(A) Redeemed  Shares(B)   Per Share(C)
--------  ---------   ---------  ----------- -------- -----------  ------------
12/20/06  $   2,204          --        --          --     164,148     $0.135
          =========   =========   =======    ======== ===========
Total     $   2,204          --        --          --     164,148

         (A) Redemption amount equal to 150% of amount redeemed plus accrued interest.
         (B) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (C) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (D) Total cost of redemption is $17,103 representing 150% of principal redeemed plus 5% interest from date of debenture. Cornell is to receive a warrant to purchase 5444 shares of our common stock exercisable immediately at $3.75 per share which has not been issued to date.

         Trey Resources converted the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 as follows:

          Principal   Interest   Principal   Interest   Number      Conversion
           Amount      Amount     Amount      Amount     of           Price
  Date    Converted   Converted  Redeemed(A) Redeemed  Shares(B)   Per Share(C)
--------  ---------   ---------  ----------- -------- -----------  ------------
02/08/06  $   5,500          --        --          --     440,000     $0.0125
04/10/06  $  12,500          --        --          --     714,286     $0.0175
08/08/06         --          --   $10,695(D) $    759          --          --
08/08/06  $  35,000          --        --          --   1,000,000     $0.0350
10/06/06  $  50,000          --        --          --   1,639,344     $0.0305
          =========   =========   =======    ======== ===========
Total     $ 103,000   $   9,671   $10,887    $    759   3,793,630

         (A) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (B) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (C) Redemption amount equal to 150% of amount redeemed plus accrued interest
         (D) Total cost of redemption is $16,802 representing 150% of principal redeemed plus 5% interest from date of debenture. Trey is to receive a warrant to purchase 5348 shares of our common stock exercisable immediately at $3.75 per share which has not been issued to date.

         Trey Resources converted additional principal of $30,000 of this debenture at $0.0135 per share for 2,222,222 shares of common stock pursuant to a notice of conversion dated December 20, 2006 but the shares were not issued until January 2, 2007.

         We are continuing discussions with equity funds and other external financing sources.

         Additional funding was received upon the execution of an independent consulting agreement on September 22, 2006 with Summit Financial Partners, LLC with an effective date of September 11, 2006, for investors' communications and public relations services up to December 11, 2007. Under the terms of the agreement, Voyager Petroleum is to issue a total of 4,500,000 shares of the Company's restricted common stock to Summit's principals. On September 28, 2006, the agreement was amended whereby the designated principals were changed. 1,736,111 of these shares were purchased at $0.072 per share for a total purchase price of $125,000. The remaining 2,763,889 shares are valued at the closing bid price of $0.11 per share or a total of $304,028. Services are to include assistance in the development of business plans, strategy and personnel and stockholder and public relations functions. In the event Summit performs substantial services for any direct competitor of the Company, then all of the shares are forfeited. Summit also agrees to introduce the Company to third parties for the purpose of evaluating potential equity or debt financing transactions. If a direct introduction occurs resulting in a financing transaction, Summit is to be paid a 7% finder's fee of the total gross funding in cash. If Summit introduces the Company to an intermediary or broker dealer which results in a financing transaction with a third party, then Summit is to receive a finder's fee in the amount of 3% of the total gross funding in cash.

         Recently, we have undertaken a business strategy to manufacture and distribute petroleum-based products with a focus toward environmentally friendly products and processes. Specifically, we will look to acquire reputable middle market companies that blend, refine, bottle, and distribute to the automotive and industrial aftermarket or acquire facilities for like operations. The Company seeks companies with established regional distribution channels and experienced management that would recognize increased revenue and significant cost savings from an injection of working capital, wider distribution channels, or vertical integration. Since higher production costs and lack of scale have reduced the profitability for many mid-sized companies in the arena, management feels that this market is ripe for consolidation or "roll up."

         To that end, on October 2, 2006, our board of directors approved an amendment to the Company's articles of incorporation to change the name of the corporation from Voyager One, Inc. to Voyager Petroleum, Inc. A majority, 81%, of the shareholders approved the amendment on October 3, 2006 by written consent without a meeting of the shareholders pursuant to Nevada corporate law and the Company's bylaws. A Preliminary Information Statement and a Definitive Information Statement were filed with the Securities and Exchange Commission on October 16, 2006 and November 1, 2006, respectively. The name change become effective on December 1, 2006 upon the filing of the appropriate documents with the Secretary of State of Nevada.

         Since the Company expects the oil and gas sector to be its primary acquisition focus, on September 22, 2006, we entered into a joint venture agreement with Applied Color Science so that it can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying our electronic film system. By so doing, management can pursue activities consistent with its change in business plan. Under the terms of the joint venture, Silicon Film, our wholly-owned subsidiary, contributes the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. Applied Color contributes financial and technical resources, a patented image sensor connection interface, and agrees to credit $11,000 owed by Silicon Film. The agreement terminates upon the earlier of the successful development of a functional prototype, the mutual consent of the parties or 180 days from the effective date. Silicon will retain all ownership rights in the technology developed during the joint venture. Upon termination, Applied Color and Silicon Film have ninety days to enter into either, a licensing agreement for the technology developed during the joint venture, or a revenue sharing agreement for the commercialization of the electronic film system provided funding is provided by Applied Color or a third party. Applied Color will receive a 25% share of revenues if it provides the financing or a 50% share if a third party provides the financing. In the event no agreement is finalized, then Silicon is free to license, sell or commercialize the technology developed during the joint venture, in which case, Applied Color would be entitled to a 25% share of revenue. As of the date of this filing, we are in negotiations with Applied Color for an extension of the agreement.

         We did not have any current cash assets at December 31, 2006. In the fourth quarter of 2006, we made our first sale of motor oil of $20,328 into the automotive market and raised a total of $142,500 from unaffiliated third parties from the sales of securities. The proceeds were used to retire one promissory note, for partial payments of promissory notes and for general corporate obligations. While we have dramatically decreased our operating costs since our office move in November, 2005, our primary need for cash during the next six months will be to satisfy some current liabilities which total $1,980,666, specifically, the payment of notes payable which matured and some past due accounts as well as day-to-day and other operating expenses including the completion of environmental testing at the Detroit reclamation facility, the rental of the facility at $4,000 per month, the hiring of additional employees and the purchase of basic office equipment and accounting software to sustain anticipated increased activities. By June 30, 2007, we anticipate a need to raise $500,000 to satisfy these needs and ease fiscal constraints. In addition, we will need to seek financing in the amount of $1.5 million from outside sources to fund the purchase of processing equipment at about $500,000 and the ultimate purchase of the Detroit reclamation facility at $750,000, assuming all environmental testing is satisfactory. In order to finance growth, we expect that, in 2007, we will need to raise an additional $5 million to $10 million to fund additional acquisitions of middle market companies and facilities that refine, blend, bottle and distribute lubricant oil products.

         To fund our operations and cover our up-front costs, we have relied, and will continue to rely upon, the sale of securities, funds provided by certain officers and directors, loans and other debt or equity financing arrangements with third parties. While we currently do not have any financing arrangements or agreements in place to obtain the funds necessary to cover these operational expenses, capital expenditures and potential acquisitions, we are actively pursuing private debt and equity sources and are in negotiations with a third party regarding the financing of the processing equipment for the Detroit facility. It is the intention of the Company's management to keep operating costs to a minimum and to increase revenues significantly through increased sales. Management anticipates that there will be an increase in operating expenses for the start up of operations in the Detroit facility and, generally, a higher level of fixed administrative expenses. But the Company also expects that these administrative expenses will remain relatively the same over time and that there will be a significant increase in sales to offset them. In the fourth quarter of 2006, we received a twelve-month purchase order in excess of $4 million for re-processed waste oil from a nearby distributor which we have been unable to fulfill until the Detroit facility is operational. As soon as we finance and install processing equipment and start operations in the reclamation facility, we expect to be able to fulfill this order. If we are unsuccessful in obtaining additional working capital, we may need to curtail operations which may result in a lower stock price or cause us to cease operations altogether.

         The Company is actively engaged in discussions with individuals and companies that are involved in the recycling, re-processing, and distributing of used waste oil. A failure to obtain or retain the necessary human or physical resources to conduct operations would materially affect sales or income from continuing operations.

RISKS ASSOCIATED WITH CAPITAL RAISING

         The Company Has Substantial Near-Term Capital Needs; The Company May Be Unable To Obtain Needed Additional Funding

         The Company will require funding over the next twelve months to develop the business further. In fact, the Company has minimal capital for operations and the Company has needs for immediate funding. Our capital requirements will depend on many factors including, but not limited to, the timing of further development of our business and the growth of the industry as a whole. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders will be reduced. Moreover, those equity securities may have rights, preferences, and privileges senior to those of the holders of our common stock. There can be no assurance that additional capital will be available on terms favorable to us or our shareholders.

         Our cash requirements may vary substantially depending on our rate of development, competitive and technological advances and other factors. If adequate funds are not available, the Company may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would impair the current and future operations and may cause the Company to cease business operations entirely.

         The Company Has Substantial Near-Term and Long-Term Capital Needs; The Company May Be Unable To Obtain Needed Additional Funding

         The Company has minimal capital for operations and we have immediate needs for funding. Our cash requirements may vary substantially depending on our rate of development, competitive advances and other factors. In addition, the Company has no credit facility or other committed sources of capital. The Company may be unable to establish credit arrangements on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms.

         To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities will likely result in dilution to our shareholders. Moreover, those equity securities may have rights, preferences, and privileges senior to those of the holders of our common stock.

         Since, substantial expenditures will be required to further develop our business model, our future capital requirements will also depend on one or more of the following factors:

         o        market acceptance of our products and services;

         o        competing technological and market developments; and

         o        the costs of commercializing our products and services.

         There can be no assurance that funding will be available on favorable terms to permit successful expansion of the business to allow the Company to exceed the break even point, if at all. If capital resources are insufficient to meet our future near and long term capital requirements, the Company may have to curtail or cease operations.

         Most of Our Competitors May Be Able To Use Their Financial Strength To Dominate The Market, Which May Affect Our Ability To Generate Revenues

         Most of our competitors are established companies and could choose to use their business connections and financial sources to finance their continued participation and penetration of this market which may impede our ability to generate sufficient revenue to cover our costs. Their committed financial resources could allow them to significantly out spend us on price to our customers, marketing and production. We might not be able to maintain our ability to compete in this circumstances.

Limited Operating History

         We cannot guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business venture since we have changed our business strategy, including limited capital resources and the ability to find and finance suitable acquisition candidates. There is no guarantee that Voyager Petroleum will be able to raise enough capital or generate revenues to sustain our operations. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations and possibly cease operations totally.

ITEM 7.  FINANCIAL STATEMENTS

         See the Financial Statements and related Independent Auditors' Report included herewith beginning on page F-1.

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                         (FORMERLY VOYAGER ONE, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

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

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statement of Changes in Shareholders' Equity (Deficit).........F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-8

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Voyager Petroleum, Inc. (formerly Voyager One, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheets of Voyager Petroleum, Inc. (formerly Voyager One, Inc.) and subsidiary (a development stage enterprise) (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (June 28, 2002) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The
Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voyager Petroleum, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended and for the period from inception (June 28, 2002) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company, LLP



Irvine, California
March 30, 2007


                             VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                                  (FORMERLY VOYAGER ONE, INC.)
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       2006            2005
                                                                   ------------    ------------
                                             ASSETS
Current assets:
    Cash                                                           $        --     $     6,195
                                                                   ------------    ------------
Other current assets:
    Accounts receivable                                                 20,328              --
    Other receivables                                                   50,000              --
    Expense advance                                                     48,543              --
    Prepaid expenses                                                     9,500              --
    Prepaid insurance                                                       --              --
    Prepaid consulting agreements                                      428,763              --
                                                                   ------------    ------------
    Total current assets                                               557,134           6,195
                                                                   ------------    ------------
Property and equipment, net                                                 --          22,441
                                                                   ------------    ------------
Other assets
    Deposit                                                              7,186           7,197
    Domain name                                                          8,867          10,000
    Deferred financing costs, net                                       45,835          62,986
    Patents, net                                                       592,991         845,011
                                                                   ------------    ------------
    Total other assets                                                 654,879         925,194
                                                                   ------------    ------------
    Total assets                                                   $ 1,212,013     $   953,830
                                                                   ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   395,148     $   357,927
    Accrued expenses                                                 1,245,590       1,135,992
    Accrued interest                                                    92,186          75,423
    Notes payable - employee                                                --         100,000
    Notes payable                                                      247,742         326,288
                                                                   ------------    ------------
     Total current liabilities                                       1,980,666       1,995,630
                                                                   ------------    ------------

Long term note payable - related party                                      --         889,460
Long term note payable                                                 855,183       1,126,082
                                                                   ------------    ------------
     Total long term liabilities                                       855,183       2,015,542

Commitments                                                                 --              --

Stockholders' equity (deficit):
    Preferred Stock Series A, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at December 31, 2006
      and at December 31, 2005, respectively                             1,000           1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 62,835,485 and 15,170,544
      shares issued and outstanding at December
      31, 2006 and December 31, 2005,
      respectively                                                      62,835          15,171
    Additional paid in capital                                       6,526,043       3,590,910
    Deficit accumulated during development stage                    (8,213,714)     (6,664,423)
                                                                   ------------    ------------
     Total stockholders' equity (deficit)                           (1,623,836)     (3,057,342)
                                                                   ------------    ------------
     Total liabilities and stockholders'
      equity (deficit)                                             $ 1,212,013      $  953,830
                                                                   ============    ============

                         See accompanying notes to financial statements

                          VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                               (FORMERLY VOYAGER ONE, INC.)
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                 FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
-----------------------------------------------------------------------------------------
                                                                             Cumulative
                                                                            amount from
                                                 For the year ended          inception
                                          ------------------------------      (June 28,
                                                                            2002) through
                                            December        December        December 31,
                                            31, 2006        31, 2005           2006
                                        ---------------  ---------------   --------------
Income
 Sales                                  $       20,328   $          --     $      20,328
Cost of goods sold                             (18,425)             --           (18,425)
                                        ---------------  --------------    --------------
 Gross Profit                           $        1,903              --     $       1,903

Operating expenses
 Amortization                           $           --   $      221,288    $     639,793
 Automobile expense                             12,821            4,394           37,747
 Bank service charges                            1,319            3,449            7,677
 Depreciation                                      775           10,209           22,337
 Dues and subscriptions                             --               92              166
 Equipment rental                                   --           90,534          183,079
 Financing expense                                  --               --           21,945
 Licenses and permits                           19,562            3,935          243,436
 Insurance                                      50,937          104,132          153,108
 Engineering and office supplies                 4,657            3,523           18,322
 Postage and delivery                            5,545            5,951           20,257
 Product development                             2,958              109          156,927
 Consulting and accounting                     217,617          119,381        1,157,931
 Legal fees                                     81,717          111,175          437,039
 Payroll and payroll taxes                     289,457          839,912        2,001,976
 Reference Materials                               392               --              507
 Rent                                           14,400           60,791          160,571
 Relocation expense                                 --            6,077           11,819
 Reimbursable expense                            3,753               --            3,753
 Repairs and maintenance                           702            4,120           12,562
 Marketing supplies                                890              160            6,595
 Communication and internet                     14,273           27,649           78,007
 Travel and entertainment                       23,138           10,489           93,312
 Utilities                                       1,068            6,251           15,997
 Miscellaneous                                   1,927              108            2,040
                                        ---------------  ---------------  ---------------
Total operating expenses and loss from
  operations                                   747,908        1,633,729        5,486,903

Impairment charges related to intangible
  assets                                       135,275               --          135,275
Interest expense                               296,034        1,887,041        2,383,976
Gain on cancellation of financing fees              --         (172,044)        (172,044)
Gain on sale of equipment                      (26,564)              --          (26,564)
Loss on disposition of assets                    1,133            9,530           10,663
Option and warrant expense                     397,408               --          397,408
                                        ---------------  ---------------  ---------------
Net loss before income taxes                (1,549,291)      (3,358,256)      (8,213,714)
Provision for income taxes                          --               --               --
                                        ---------------  ---------------  ---------------
Net loss                                $   (1,549,291)  $   (3,358,256)  $   (8,213,714)
                                        ===============  ===============  ===============

Loss per share (basic and diluted)      $       (0.04)   $        (0.23)
                                        ===============    =============

Weighted average number of shares
  Outstanding (basic and diluted)          36,044,231        14,784,166
                                        ===============    =============

                      See accompanying notes to financial statements

                                              VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                                                   (FORMERLY VOYAGER ONC, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
---------------------------------------------------------------------------------------------------------------------------------
                                     Preferred Stock
                                        Series A               Common Stock
                               ------------------------- --------------------------
                                                                                                     Deficit
                                                                                                   accumulated
                                                 Par                   Par value                     during           Total
                                 Number of      value      Number of     $0.001        Paid in     development     Stockholders'
                                  shares       $0.001       shares      per share      capital        stage      equity (deficit)
                               ------------ ------------ ------------  ------------  ------------  ------------  ----------------
Balance at inception (June
  28, 2002)                             --  $        --           --   $        --   $        --   $        --   $            --
Issuance of common
 stock for professional
 services                               --           --          200            --         1,000            --             1,000
Net loss during the period              --           --           --            --            --        (1,000)           (1,000)
                               ------------ ------------ ------------  ------------  ------------  ------------  ----------------
Balance at December 31, 2002            --           --          200            --         1,000        (1,000)               --

Issuance of founders stock       1,000,000        1,000    8,820,136         8,820        (9,820)           --                --

Common stock issued for cash            --           --      990,000           990       246,510            --           247,500

Issuance of stock for patents           --           --    3,073,000         3,073       765,177            --           768,250

Conversion of notes payable
 into stock                             --           --      280,000           280        69,720            --            70,000

Common stock issued in
 connection with financing              --           --       22,504            23         5,602            --             5,625

Net loss                                --           --           --            --            --      (689,481)         (689,481)
                               ------------ ------------ ------------  ------------  ------------  ------------  ----------------
Balance at December  31, 2003    1,000,000        1,000   13,185,840        13,186     1,078,189      (690,481)          401,894

Common stock issued for cash            --           --      570,000           570       141,930            --           142,500

Issuance of shares for
 services                               --           --      289,600           290         8,785            --             9,075

Reverse acquisition                     --           --      954,560           954       (34,758)           --           (33,804)

Cancellation of shares                  --           --     (400,000)         (400)          400            --                --

Net loss                                --           --           --            --            --    (2,615,686)       (2,615,686)
                               ------------ ------------ ------------  ------------  ------------  ------------  ----------------
Balance at December 31, 2004     1,000,000  $     1,000   14,600,000   $    14,600   $ 1,194,546   $(3,306,167)  $    (2,096,021)

Intrinsic value of beneficial
 conversion features of notes
 and debentures                         --           --           --            --     1,580,445            --         1,580,445

Conversion of notes payable
 and debentures into stock              --           --      570,544           571       815,919            --           816,490

Net loss                                --           --           --            --            --    (3,358,256)       (3,358,256)
                               ------------ ------------ ------------  ------------  ------------  ------------  ----------------
Balance at December 31, 2005     1,000,000  $     1,000   15,170,544   $    15,171   $ 3,590,910   $(6,664,423)  $    (3,057,342)
                               ============ ============ ============  ============  ============  ============  ================
Common stock issued for cash            --           --   27,594,306        27,594     1,513,920            --         1,541,514

Common stock issued for
 financing fees                         --           --      200,000           200        19,800            --            20,000

Common stock issued upon
 exercise of stock options              --           --      400,000           400        99,600            --           100,000

Conversion of notes payable
 and debentures into stock              --           --   13,674,476        13,674       409,011            --           422,685

Common stock issued for
 reimbursement of operating
 expenses                               --           --      251,801           252        16,115            --            16,367

Common stock issued for services        --           --    6,486,025         6,486       532,337            --           538,823

Cancellation of shares                                      (941,667)         (942)      (53,058)           --           (54,000)

Options and warrants issued
 for services                           --           --           --            --       397,408            --           397,408

Net loss                                --           --           --            --            --    (1,549,291)       (1,549,291)
                               ------------ ------------ ------------  ------------  ------------  ------------  ----------------
Balance at December 31, 2006
      (Unaudited)                1,000,000  $     1,000   62,835,485   $    62,835   $ 6,526,043   $(8,213,714)  $    (1,623,836)
                               ============ ============ ============  ============  ============  ============  ================
                                           See accompanying notes to financial statements

                                      VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                                           (FORMERLY VOYAGER ONE, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
-----------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                    Amount from
                                                                                                     Inception
                                                                  For the          For the          (June 28,
                                                                 year ended       year ended       2002) through
                                                                December 31,     December 31,       December 31,
                                                                    2006            2005                2006
                                                               -------------    -------------      -------------

Cash flows from operating activities:
Net loss                                                         (1,549,291)    $ (3,358,256)        (8,213,714)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Deferred financing costs                                             23,201               --             23,201
Depreciation and amortization                                       186,287          231,498            822,344
Impairment loss on intangibles                                      136,408               --            136,408
Loss on asset abandonment                                                --            9,530              9,530
Imputed interest                                                         --            6,408             23,428
Issuance of common stock for services                               538,823               --            548,898
Issuance of options and warrants for services                       397,408               --            397,408
Issuance of common stock for financing                                   --               --             38,208
Intrinsic value of beneficial conversion feature                         --        1,580,445          1,580,445
Conversion of notes payable and debentures into stock               (14,877)         120,003            105,126
Issuance of common stock for accrued interest                        13,601               --             13,601
Issuance of notes as payment accrued interest                            --           99,205             99,205
Gain on sale of assets                                                7,046               --              7,046
Changes in operating assets and liabilities:
 Accounts receivable                                                (20,328)              --            (20,328)
 Other receivables                                                  (50,000)              --            (50,000)
 Bank overdraft                                                       7,124               --              7,124
 Deposits                                                                11            1,202            (15,587)
 Accounts payable                                                    29,348          (13,502)           384,304
 Accrued liabilities                                                109,598          695,276            530,687
 Accrued interest                                                   (24,938)         (19,627)           764,997
 Expense advances                                                   (48,543)              --            (48,543)
 Prepaid other                                                       (9,500)              --             (9,500)
 Prepaid consulting agreements                                       34,387               --             34,387
                                                               -------------    -------------      -------------
Net cash provided by (used in) operating activities                (234,235)        (647,818)        (2,831,325)
                                                               -------------    -------------      -------------
Cash flows from investing activities:
 Redemption of convertible debentures                               (21,582)
 Due from related party                                                  --               --
 Acquisition of property and equipment                                   --               --            (53,533)
 Acquisition of patents                                                  --               --           (465,922)
 Sale of fixed assets                                                16,718               --             16,718
 Acquisition of domain name                                              --               --            (10,000)
                                                               -------------    -------------      -------------
Net cash provided by (used in) investing activities                  (4,864)              --           (512,737)
                                                               -------------    -------------      -------------
Cash flows from financing activities:
 Cancellation of financing fees                                          --         (172,044)          (172,044)
 Recapitalization                                                        --               --            (33,804)
 Issuance of common stock for cash                                1,541,514               --          1,841,514
 Conversion of notes to common stock                             (1,446,093)              --         (1,446,093)
 Issuance of notes payable                                          214,800          897,524          3,537,785
 Payments on notes payable                                          (77,317)         (72,479)          (383,296)
                                                               -------------    -------------      -------------
Net cash provided by (used in) financing activities                 232,904          653,001          3,344,062
                                                               -------------    -------------      -------------

Net increase (decrease) in cash                                      (6,195)           5,183                 --

Cash, beginning of period                                             6,195            1,012                 --
                                                               -------------    -------------      -------------

Cash, end of period                                            $         --     $      6,195       $         --
                                                               =============    =============      =============

                                      VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                                           (FORMERLY VOYAGER ONE, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
-----------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                    amount from
                                                                                                     inception
                                                                                                     (June 28,
                                                                                                    Cumulative
                                                                                                    Amount from
                                                                                                     Inception
                                                                  For the          For the          (June 28,
                                                                 year ended       year ended       2002) through
                                                                December 31,     December 31,       December 31,
                                                                    2006            2005                2006
                                                               -------------    -------------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                 $      8,504     $         --       $     18,122
                                                               =============    =============      =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager Petroleum, Inc. common stock         $         --     $         --       $    (33,804)
                                                               =============    =============      =============
      Issuance of 3,073,000 shares of
        common stock for patents acquired                      $         --     $         --       $    768,250
                                                               =============    =============      =============

      Cancellation of debentures issued for financing fees     $         --     $   (750,000)      $   (750,000)
                                                               =============    =============      =============
      Issuance of convertible debentures for financing fees    $         --     $    350,000       $    870,000
                                                               =============    =============      =============
      Issuance of common stock for exercise of options         $    100,000     $         --       $    100,000
                                                               =============    =============      =============
      Issuance of common stock for financing fees              $         --     $         --       $     38,208
                                                               =============    =============      =============
      Issuance of common stock for services                    $    131,645     $         --       $    141,720
                                                               =============    =============      =============
      Issuance of options and warrants for services            $    397,408     $         --       $    397,408
                                                               =============    =============      =============
      Conversion of notes to common stock                      $  1,446,093     $         --       $  1,446,093
                                                               =============    =============      =============

                                     See accompanying notes to financial statements

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS

         Voyager Petroleum, Inc.(formerly Voyager One, Inc.) conducts its operations through its wholly-owned subsidiary, Silicon Film Technologies, Inc., which has developed electronic film technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images without any physical modification to the camera. Recently, however, the Company has undertaken a new business strategy to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket. Management believes that this new focus is better suited for generating higher revenues, both in the short and long term, will provide increased opportunities for growth and will provide a sustained longevity that may not be present in the photographic industry. Considering all of these factors, management believes that the change in strategy will present greater opportunity to build stockholder value.

         The Company is seeking to acquire middle market companies that refine, blend and bottle private label motor oil and other petroleum-based products as well as acquire facilities to conduct like operations. Acquisition candidates will also include suppliers and distributors of these products. Management will target companies with established wholesale and third party labeled products, regional distribution channels and seasoned management that would recognize increased revenue and/or significant cost savings from an injection of working capital, wider distribution channels and vertical integration of supply, processing, packaging and distribution.

         In keeping with the new business strategy, on October 2, 2006, the Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the corporation from Voyager One, Inc. to Voyager Petroleum, Inc. A majority, 81%, of the shareholders approved the amendment on October 3, 2006 by written consent without a meeting of the shareholders pursuant to Nevada corporate law and the Company's bylaws. A Preliminary Information Statement and Definitive Information Statement were filed with the Securities and Exchange Commission on October 16, 2006 and November 1, 2006, respectively. The name change became effective on December 1, 2006.

         Since the Company expects the oil and gas sector to be its primary acquisition focus, on September 22, 2006, it entered into a joint venture agreement with Applied Color Science so that Applied Color Science can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. Under the terms of the agreement, Silicon Film contributes the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager Petroleum's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. Applied Color Science contributes financial and technical resources, a patented image sensor connection interface, and agrees to credit $11,000 owed to it by Silicon. The agreement terminates upon the earlier of the successful development of a functional prototype, the mutual consent of the parties or 180 days from the effective date of September 22, 2006. Silicon will retain all ownership rights in the technology developed during the joint venture. Upon termination, Applied Color and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the joint venture, or a revenue sharing agreement for the commercialization of the electronic film system.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

2.       REORGANIZATION

         As of February 25, 2004, the Company made and entered into an agreement which provides for the reorganization of Silicon Film Technologies, Inc., an Illinois Company, with and into Voyager Petroleum, Inc., a Nevada Company, resulting in Silicon Film Technologies, Inc. becoming a wholly-owned subsidiary of Voyager Petroleum, Inc. (Voyager Petroleum). The agreement is for the exchange of 100% of the outstanding Common Stock (Class A and Class B Common Stock) of Silicon Film Technologies, Inc., for shares of Voyager Petroleum totaling 13,755,840 of Common Stock and 1,000,000 Series A Preferred Stock, which are each convertible into one (1) share of Voyager Petroleum Common Stock.

         The former shareholders of Silicon Film Technologies, Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film Technologies, Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film Technologies, Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement will be those of Silicon Film Technologies, Inc. and the name of the consolidated Company going forward will be Voyager Petroleum, Inc.

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

         The Company's recent joint venture with Applied Color Science to develop its electronic film system technology will allow the Company to continue its development stage operations and to concentrate its strategy toward the acquisition of middle market companies that blend, bottle, and distribute petroleum-based products for the automotive and manufacturing aftermarket. However, there is no assurance that the necessary long-term funds through the sale of securities or debt financing arrangements will be realized to support these operations and fund future acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

4. The following summarizes the significant accounting policies and practices reflected in the accompanying financial statements:

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

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         PROPERTY AND EQUIPMENT

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

         STOCK BASED COMPENSATION

         EXERCISE OF STOCK OPTIONS AND EXCHANGE OF STOCK WARRANT

         On April 28, 2004, the Company issued stock options for 400,000 shares of post stock split common stock at $0.25 per share to four key employees of the Company which expire in 2009. No vesting period was required. The Company does not have a stock-based compensation plan. These stock options were exercised on January 12, 2006 and were paid with promissory notes due the Company which were previously assigned from Quest Manufacturing, Inc. to each of the four key employees to be used as payment of the exercise of the options.

         On April 28, 2004, the Company also issued a warrant to CMI Capital, LLC, a financial consulting firm, for 666,666 post stock split shares of its common stock at $.25 per share exercisable after February 26, 2005 with an expiration date of February 26, 2010. This warrant was cancelled on July 15, 2004. On the same date, Voyager Petroleum issued a warrant to CMI Capital, LLC, to purchase 666,666 shares of the Company's common stock at $0.25 per share exercisable on and after January 15, 2005. This warrant expires on January 15, 2010. The managers and principals of CMI Capital LLC, a limited liability corporation, are Gerry Martin and Greg Orlandella, each having an equal interest.

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

         The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

         As disclosed in Note 10, the Company issued 2,000,000 non-qualified options to an officer of the Company in August 2006. The stock option was valued on the date of grant. The weighted average fair value of each option was $0.09. The fair value of the options was measured using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.13, weighted average life of options of five years, risk free interest rate of 5.00%, and average dividend yield of 0.00%. The Company charged $279,081 to option and warrant expense during the year ended December 31, 2006.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         As disclosed in Note 10, the Company also issued 100,000 non-qualified stock options per month, from August through December, 2006, to a consultant pursuant to a written agreement. The stock options are valued on the date of grant. The weighted average fair value of each option was $0.09, $0.17, $0.09, $0.08 and $0.06 respectively. The fair value of the options was measured using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.25 for all issuances; weighted average life of options of 10 years for August, 9.9 years for September and 9.8 years for October through December, 2006; risk free interest rates of 5.00% for all issuances, and average dividend yield of 0.00%. The Company charged $48,566 to option and warrant expense during the third quarter of 2006.

         As disclosed in Note 10, the Company issued 1,000,000 non-qualified stock options to an officer of the Company in October, 2006. The stock options were valued on the date of grant. The weighted average fair value of each option was $0.07. The fair value of the options was measured using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.07, weighted average life of options of five years, risk free interest rate of 5.00%, and average dividend yield of 0.00%. The Company charged $ 69,761 to option and warrant expense during the year ended December 31, 2006.

         On November 28, 2006, the Company's Board of Directors adopted the "2006 Non-employee Compensation Plan" ("the Plan"). The total number of shares which may be granted under the Plan to outside consultants, professionals, and service providers for compensable services shall not exceed 2,500,000, all of which were registered on Form S-8 on December 6, 2007. The shares are to be valued at the closing bid price on the day preceding the grant. As of December 31, 2006, 1,093,802 shares were issued pursuant to the Plan.

         IMPAIRMENT OF LONG-LIVED ASSETS

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

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         NEW STANDARDS TO RECENT ACCOUNTING ANNOUNCEMENTS

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

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's results of operations or financial position.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company's calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

         In June 2006, the Financial Accounting Standards Board ("FASB") ratified the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company's calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company's results of operations or financial position.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company's results of operations or financial position.

         In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006.

5.       COMMITMENTS

         OPERATING LEASES

         The Company leased its facility through October 31, 2005 which required monthly payments of $4,200. In addition, the Company was responsible for all taxes and operating expenses which increased the monthly payments to $5,770. The lease expired on September 30, 2005. Total rent expense under this agreement for 2005 was $49,295 after deduction of an $8,400 security deposit which was applied to the outstanding balance.

         On November 1, 2005, the Company moved its offices to 16 East Hinsdale Avenue, Hinsdale, Illinois 60521 which is subject to a one year lease at $1,200 per month and payment of the pro rata share of gas, electricity and maintenance. Beginning November 1, 2006 the Company entered into a month to month lease arrangement in order to fully analyze its overall growing needs as it changes its strategic focus to manufacture and distribute petroleum-based products. The Company is anticipating a move to larger office space in contemplation of expansion in the second quarter of 2007. Total rent expense under this agreement was $3,096 for the year ended December 31, 2005 which includes an additional $500 to secure the rental of this space. Total rent expense in 2006 is $14,400.

         In 2004, the Company entered into four subleases with Quest Manufacturing, Inc. for computer and related equipment which extended through 2008. Under the agreements, the Company was required to make two upfront payments totaling $6,931 and monthly payments of $6,139 through October 1, 2005, after which the monthly payments decreased to $5,792 upon the expiration of one sublease. The three remaining subleases were terminated effective December 1, 2005 pursuant to a termination agreement. Pursuant to the termination agreement, all further payments under the subleases were terminated. Quest agreed to allow Silicon Film and Voyager Petroleum the use of specified equipment through the original expiration dates of the subleases for the specified equipment except if Quest must, under the terms of the master leases, return the specified equipment for failure to comply with their terms. The remaining equipment under the subleases was returned to Quest Manufacturing. Total expense under the subleases for 2005 was $67,179 of which $24,555 was paid. The note for the outstanding balance was combined with other outstanding notes into a new note dated December 31, 2005 totaling $422,971 which was exchanged, pursuant to a securities purchase agreement, on April 28, 2006 for 6,507,249 shares of restricted common stock issued to Quest Manufacturing, Inc. at $0.065 per share.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         A one-year renewal license starting on March 5, 2005 for organizational software required payments totaling $7,470 in 2005. The balance from 2004 of $9,426 was rolled over with the renewal fee requiring an upfront payment of $2,896 and the remainder of $14,000 was to be paid in four installments of $3,500, the last being in January, 2006. Total payments made in 2005 were $6,396. No payments were made for the nine months ended September 30, 2006. The license was not renewed in 2006 leaving an unpaid balance at December 31, 2006 of $10,500. This amount is included in accounts payable.

         On October 14, 2005, the Company purchased engineering equipment for $1.00 as a buyout option on the expiration of a 2004 lease requiring monthly payments of $2,269. Total lease payments in 2005 were $15,884. On October 19, 2005, we sold this and other equipment and furniture to Quest Manufacturing for a total price of $48,231 pursuant to an asset purchase agreement. See note 6.

         The Company leased its facility through October 31, 2005 which required monthly payments of $4,200. In addition, the Company was responsible for all taxes and operating expenses which increased the monthly payments to $5,770. The lease expired on September 30, 2005. Total rent expense under this agreement for 2004 was $68,055. Total rent expense under this agreement for 2005 was $49,295 after deduction of an $8,400 security deposit which was applied to the outstanding balance.

         On November 1, 2005, the Company moved its offices to 16 East Hinsdale Avenue, Hinsdale, Illinois 60521 which is subject to a one year lease at $1,200 per month and payment of the pro rata share of utilities and maintenance. Total rent expense under this agreement was $2,596 for the year ended December 31, 2005. We paid an additional $500 to secure the rental of this space.

         A one-year renewal license starting on March 5, 2005 for organizational software required payments totaling $7,470 in 2005. The balance from 2004 of $9,426 was rolled over with the renewal fee requiring an upfront payment of $2,895.88 and the remainder of $14,000 was to be paid in four installments of $3,500, the last being in 2006. Total payments made in 2005 were $6,396. The license was not renewed in 2006 leaving an unpaid balance of $10,500.

         On October 14, 2005, the Company purchased engineering equipment for $1.00 as a buyout option on the expiration of a 2004 lease requiring monthly payments of $2,269. Total lease payments in 2005 were $15,884. On October 19, 2005, we sold this and other equipment and furniture to Quest Manufacturing for a total price of $48,231 pursuant to an asset purchase agreement. See note 6.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

6.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at:

                                                   December 31,    December 31,
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
                                                   ============    ============

         Voyager Petroleum entered into an asset purchase agreement with Quest Manufacturing, Inc., an entity controlled by the Company's CEO, John Lichter, effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718 and provided that the remaining balance of $31,513 is due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was offset by the balance due. The Company recorded a $26,566 gain in connection with this transaction.

         Depreciation expense is $775 and $10,209 for the years ended December 31, 2006 and 2005, respectively.

7.       PATENT PURCHASE AND NOTE PAYABLE

         On February 1, 2003 the Company purchased patents, trademarks, and other intellectual property rights from Quest Manufacturing Inc., which is wholly owned by the Company's CEO, in exchange for a note payable for $390,000 with a stated interest rate of 6% due on December 31, 2004 and the issuance of 15,365,000 shares of Class A Common Stock valued at $768,250. Additionally, the Company assumed an accounts payable of $75,922, payable to the patent attorney. On December 31, 2005, the note payable was renegotiated and the balance of $305,000 and accrued interest of $45,500 was consolidated with other outstanding notes due Quest Manufacturing, Inc. resulting in a long term note payable due December 31, 2008 with a principal balance of $427,767.77 and simple interest payable on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. On April 28, 2006, the Company issued, pursuant to a securities purchase agreement, 6,507,249 shares of restricted common stock to Quest Manufacturing, Inc. at $0.065 per share totaling $422,971.19 in exchange for the retirement of this promissory note.

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $116,745 and $133,428 for the years ended December 31, 2006 and 2005 respectively.

         On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" and no longer holds any ownership rights in the technology underlying the patent. The Company recorded an impairment loss of $135,275 on March 31, 2006. The balance is:

                                                   December 30,    December 31,
                                                       2006            2005
                                                   ------------    ------------
         Patents                                   $ 1,234,172     $ 1,234,172
         Less: accumulated amortization            $  (505,906)       (389,161)
         Less: impairment loss recorded               (135,275)             --
                                                   ------------    ------------
                                                   $   592,991     $   845,011
                                                   ============    ============

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

8.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST

         The company has paid certain financing fees associated with the debentures issued to Cornell Capital Partners, LP and note holders which are being amortized over the term of the debentures. On August 1, 2006, Voyager redeemed a total of $21,582 of the principal amount of the debentures. The applicable percentage of the deferred financing cost of the amount redeemed was deducted from the unamortized amount as of September 30, 2006 and the remainder is amortized over the remaining term of the debentures.

         The components of the deferred financing costs are as follows at:

                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------
         Deferred financing costs                  $   116,466     $   165,000
         Less: accumulated amortization of fees        (70,631)       (102,014)
                                                   ------------    ------------
         Net deferred financing costs              $    45,835     $    62,986
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

9.       INCOME TAXES

         The components of the deferred tax asset are as follows:

                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------
         Deferred tax assets:
             Net operating loss carry-forward        2,095,000     $ 1,518,000
             Amortization                                   --          15,000
             Temporary timing difference               961,000         961,000
                                                   ------------    ------------

                                                     3,056,000       2,494,000
         Less: valuation allowance                  (3,056,000)     (2,494,000)
                                                   ------------    ------------
         Net deferred tax assets                   $        --     $        --
                                                   ============    ============

         The Company had available approximately $6,267,000 and $4,717,000 in unused federal and state net operating loss carry-forwards at December 31, 2006 and December 31, 2005, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2026.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2006 and December 31, 2005, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:

                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------

         Statutory federal tax (benefit) rate           (34.0)%         (34.0)%
         Statutory state tax (benefit) rate              (3.2)%          (3.2)%
                                                   ------------    ------------
         Effective tax rate                             (37.2)%         (37.2)%
         Valuation allowance                              37.2%           37.2%
                                                   ------------    ------------
                                                            --              --
                                                   ============    ============

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

10.      CAPITAL STOCK

         The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001. As of December 31, 2006 and December 31, 2005, there were 62,835,485 and 15,170,544 shares of Common Stock outstanding, respectively and 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding at December 31, 2006 and December 31, 2005, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. The holders of Common and Series A Preferred Stock vote together as a single class. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

         AMENDMENT TO THE ARTICLES OF INCORPORATION

         On April 26, 2004, the Company filed an amendment to its articles of incorporation increasing its authorized capital to 200 million shares of common stock and 5 million shares of preferred stock, each with a par value of $0.001 per share.

         On October 2, 2006, the Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the corporation from Voyager One, Inc. to Voyager Petroleum, Inc. A majority, 81%, of the shareholders approved the amendment on October 3, 2006 by written consent without a meeting of the shareholders pursuant to Nevada corporate law and the Company's bylaws. A Preliminary Information Statement and Definitive Information Statement were filed with the Securities and Exchange Commission on October 16, 2006 and November 1, 2006, respectively. The name change became effective on December 1, 2006.

         FORWARD STOCK SPLIT

         On April 28, 2004, the Board of Directors of the Company authorized a forward stock split of its outstanding securities at a ratio of 1 Pre-Split Share converted to 1.6 Post Forward-Split Shares. The record date for such stock split was April 28, 2004. All share amounts have been retroactively restated to reflect this forward split.

         CANCELLATION OF SHARES

         On April 28, 2004, the Company's CEO cancelled 400,000 post stock split shares of common stock. On June 26, 2006, the Company's President and acting Chief Financial Officer cancelled 613,283 shares of common stock. On July 11, 2006 and December 8, 2006, the Company cancelled 125,000 shares and 816,667 shares which had been issued to unaffiliated third parties.

         EXERCISE OF STOCK OPTIONS AND EXCHANGE OF STOCK WARRANT

         On April 28, 2004, the Company issued stock options for 400,000 shares of post stock split common stock at $0.25 per share to four key employees of the Company which expire in 2009. No vesting period was required. The Company does not have an employee stock-based compensation plan. These stock options were exercised on January 12, 2006 and were paid with promissory notes due Voyager which were previously assigned from Quest Manufacturing, Inc. to each of the four key employees to be used as payment of the exercise of the options.

         On April 28, 2004, the Company also issued a warrant to CMI Capital, LLC, a financial consulting firm, for 666,666 post stock split shares of its common stock at $.25 per share exercisable after February 26, 2005 with an expiration date of February 26, 2010. This warrant was cancelled on July 15, 2004. On the same date, Voyager Petroleum issued a warrant to CMI Capital, LLC, to purchase 666,666 shares of the Company's common stock at $0.25 per share exercisable on and after January 15, 2005. This warrant expires on January 15, 2010. The managers and principals of CMI Capital LLC, a limited liability corporation, are Gerry Martin and Greg Orlandella, each having an equal interest.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         On the first day of each month from August through December 1, 2006, Voyager Petroleum issued non-qualified stock options to a consultant to purchase 100,000 shares, respectively, of the Company's common stock at $0.25 per share exercisable on and after the respective issuance dates up to July 12, 2016 pursuant to the terms of an consulting agreement dated July 12, 2006. The Company is to issue similar warrants through January 1, 2007 provided the contract is not terminated. The contract was terminated as of December 29, 2006.

         On August 29, 2006, Voyager Petroleum issued a non-qualified stock option to the Company's current Chief Financial Officer, who began employment on September 1, 2006, to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share exercisable from the date of issuance to August 29, 2011.

         On October 31, 2006, Voyager Petroleum issued a non-qualified stock option to the Company's current Vice President of Supply Operations, who began employment on November 1, 2006, to purchase 1,000,000 shares of our common stock at an exercise price of $0.07 per share exercisable from the date of issuance to October 31, 2011.

         Neither the options issued in 2006 nor the warrants have been exercised as of December 31, 2006.

11.      CONVERTIBLE DEBENTURES

         In May 2004, Voyager Petroleum entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of December 31, 2006, the Company received gross proceeds of $1,100,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of the Company's outstanding common stock. At maturity, Voyager Petroleum has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The convertible debentures are secured by all of Voyager Petroleum's assets. Prior to maturity, the Company has the option to redeem a portion or all of the outstanding debentures at a price of 150% of the amount redeemed plus accrued interest. In the event the debentures are redeemed, then Voyager Petroleum will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. Cornell Capital purchased the convertible debentures from Voyager Petroleum in a private placement in May, 2004. Cornell Capital has received a one-time structuring fee of $10,000 and a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been paid proportionately in cash upon receipt of each distribution of proceeds.

         On December 15, 2004, Cornell Capital assigned one-half or $325,000 of the issued debentures to date plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc., a Delaware corporation. On March 8, 2005, Voyager Petroleum consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, the Company issued a total of four new debentures to Cornell Capital and Trey Resources, each, in the amount of one-half of the originally issued debentures. Voyager Petroleum also issued additional three-year 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,386.98 and to Trey Resources in the amount of $3,695.21 which represent all interest earned pro rata on the original four debentures up to termination. All of these debentures mature on March 8, 2008. The terms, except as indicated above, are identical to those originally issued.

         On October 4, 2005, Voyager Petroleum received notification from its market maker, Basic Investors, Inc., that its information statement which was filed with the National Association of Securities Dealers, Inc. on Form 15c-211 in June, 2005 for quotation of its common stock on the Over The Counter Bulletin Board was approved. The trading symbol assigned to Voyager Petroleum is "VYGO.OB" This event made the beneficial conversion feature of the convertible debentures a certainty which was accounted for as a debit to interest expense in the amount of $1,040,525.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         Conversion of Debt to Equity and Debt Redemption:

         Cornell Capital converted or redeemed the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 as follows:

                   Principal   Interest   Principal   Interest   Number      Conversion
                    Amount      Amount     Amount      Amount     of           Price
           Date    Converted   Converted  Redeemed(A) Redeemed  Shares(B)   Per Share(C)
         --------  ---------   ---------  ----------- -------- -----------  ------------
         12/20/05  $ 20,000           --        --         --    160,000    $0.1250
         02/08/06  $  3,500           --        --         --    280,000    $0.0125
         04/10/06  $ 12,500           --        --         --    714,286    $0.0175
         08/08/06        --           --   $10,887(D)    $773         --         --
         08/08/06  $ 35,000           --        --         --  1,000,000    $0.0350
         10/06/06  $ 50,000           --        --         --  1,639,344    $0.0305
         12/20/06  $ 18,113      $ 9,683                   --  2,058,074    $0.0135
                   ========    =========   =======    =======  ==========
         Total     $139,113      $ 9,683   $10,887       $773  5,851,704

         Cornell Capital converted principal balance of the debenture dated March 8, 2005 in the original principal amount of $50,000 as follows:

                   Principal   Interest   Principal   Interest  Number     Conversion
                     Amount      Amount    Amount      Amount     of         Price
           Date    Converted   Converted  Redeemed(A) Redeemed  Shares(B)  Per Share(C)
         --------  ---------   ---------  ----------- --------  ---------  ------------
         12/20/06   $2,204            --        --         --    164,148      $0.135
                   ========    =========   =======    =======   =========
         Total      $2,204            --        --         --    164,148

         (A) Redemption amount equal to 150% of amount redeemed plus accrued interest.
         (B) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (C) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (D) Total cost of redemption is $17,103 representing 150% of principal redeemed plus 5% interest from date of debenture. Cornell is to receive a warrant to purchase 5444 shares of the Company's common stock at an exercise price of $3.75 per share. As of the date of this filing, the warrant has not been issued.

        Trey Resources converted principal balance of the debenture dated
         March 8, 2005 in the original principal amount of $150,000 as follows:

                   Principal   Interest   Principal   Interest  Number     Conversion
                     Amount      Amount    Amount      Amount     of         Price
           Date    Converted   Converted  Redeemed(A) Redeemed  Shares(B)  Per Share(C)
         --------  ---------   ---------  ----------- --------  ---------  ------------
         02/08/06  $  5,500           --        --         --     440,000     $0.0125
         04/10/06  $ 12,500           --        --         --     714,286     $0.0175
         08/08/06        --           --   $10,695(D) $   759          --          --
         08/08/06  $ 35,000           --        --         --   1,000,000     $0.0350
         10/06/06  $ 50,000           --        --         --   1,639,344     $0.0305
                   ========    =========   =======    =======   =========
         Total     $103,000    $   9,671   $10,887    $   759   3,793,630

         (A) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (B) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (C) Redemption amount equal to 150% of amount redeemed plus accrued interest
         (D) Total cost of redemption is $16,802 representing 150% of principal redeemed plus 5% interest from date of debenture. Cornell is to receive a warrant to purchase 5348 shares of the Company's common stock at an exercise price of $3.75 per share. As of the date of this filing, the warrant has not been issued.

         Trey Resources converted additional principal of $30,000 of this debenture at $0.0135 per share for 2,222,222 shares of common stock pursuant to a Notice of Conversion dated December 20, 2006 but the shares were not issued until January 2, 2007.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

12.      NOTES PAYABLE

         The notes payable balance consists of the following:

                                                            December 31, 2006     December 31, 2005
                                                           -------------------   -------------------
         12% note payable to A. Byrne, principal
             and interest due April 30, 2006,
             convertible into common stock
             after company's listing on public
             market for 90 days at a 25% discount
             to the average closing bid price for
             30 trading days preceding the
             conversion date, $25,000 principal
             was converted into 13,334 shares of
             common stock at $1.875 per share
             (25% conversion based on price of
             $2.50 per share) on July 25, 2005.
             Remainder of principal and accrued
             interest was converted on March 3, 2006.      $               --    $           29,241

         12% note payable to P. Byrne, principal
             and interest due April 30, 2006,
             convertible into common stock
             after company's listing on public
             market for 90 days at a 25% discount
             to the average closing bid price for
             30 trading days preceding the
             conversion date, $25,000 principal
             was converted into 13,334 shares of
             common stock at $1.875 per share
             (25% conversion based on price of
             $2.50 per share) on July 25, 2005.
             Remainder of principal and accrued
             interest was converted on March 3, 2006.                      --                28,452

         12% note payable to P. Byrne, principal and
             interest due October 15, 2006. Committment
             fee of $3,500 is due upon maturity.*                      22,500                    --

           * Payment of outstanding principal of $22,500 which was disclosed as being paid on October 15, 2006 in the Company's 10-QSB for the quarter ending September 30, 2006 was not delivered by inadvertent error.
             (subsequently renegotiated, see note 15)

         24% note payable to Coan, principal and
             interest due December 31, 2005. Coan was
             repaid $15,000 of the original principal
             balance of $50,000 in 2004. Interest of
             $6,608 and $8,521 was paid in 2004 and
             2006, respectively.                                       35,000                35,000

         12% note payable to Hackett, principal and
             interest due October 31, 2006. Maturity
             date has not been renegotiated with
             note holder.                                               6,800                    --

          6% note payable to Hackett, principal and
             interest due March 14, 2997. 100,000
             shares of the Company's common stock
             were issued as a commitment fee of $11,000
             based on the closing bid price of $0.11
             on the note date of September 14, 2006
             which was amortized over the term of
             the note. Maturity date has not been
             renegotiated with note holder.                            50,000                    --

          6% note payable to Haggerty, principal and
             interest due February 26, 2007. 90,000
             shares of the Company's common stock
             were issued as a commitment fee valued
             at $9,000 based on based on the closing
             bid price of $0.09 on the trading date
             prior to the note date of August 26, 2006
             which was amortized over the term of the
             note.                                                     50,000                    --

                                                   F-22





                      VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

                                                            December 31, 2006     December 31, 2005
                                                           -------------------   -------------------

         12% note payable to Hemmel, principal
             and interest due June 30, 2006,
             convertible into common stock
             after company's listing on public
             market for 90 days at a 25% discount
             to the average closing bid price for
             30 trading days preceding the
             conversion date. Hemmel was repaid
             interest of $5,784 in 2005 and
             $100 of the original principal balance
             of $50,000 and interest of $4,505 in 2006.    $           49,900    $           50,000

         12% note payable to Nolan, principal and
             interest due April 30, 2006,
             convertible into common stock
             after company's listing on a public
             market for 90 days at a 25% discount
             to the average closing bid price for
             30 trading days preceding the
             conversion date. Nolan was repaid
             $10,978 principal of the original
             principal balance of $50,000 and
             $5,522 interest in 2006.                                  33,542                44,521

         12% note payable to Prikos, principal and
             interest due December 31, 2005,
             convertible into common stock
             after company's listing on public
             market for 90 days at a 50% discount
             to the average closing bid price for
             30 trading days preceding the
             conversion date, as a result of a
             renegotiated 12% convertible note
             payable with a principal amount of
             $75,000 (principal and accrued interest
             of $84,073.97 were converted into
             749,102 shares of common stock on
             January 12, 2006)                                             --                84,074

         24% note payable to Schmidt, principal and
             interest due December 31, 2005 (principal                     --                30,000
             and accrued interest of $38,668.44 were
             used to purchase 966,711 shares
             of common stock on March 10, 2006)

         24% note payable to Webb, principal and
             interest due December 31, 2005 (principal
             and accrued interest of $32,430.13 were
             used to purchase 810,754 shares
             of common stock on March 28, 2006)                            --                25,000
                                                           -------------------   -------------------
                                                           $          247,742    $          326,288
                                                           ===================   ===================

                                                   F-23







                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

                                                            December 31, 2006     December 31, 2005
                                                           -------------------   -------------------

The notes payable - employee balance consist of the following:

          0% note payable to Castro for $2,976.25,
             as a result of an assignment on
             September 30, 2005 from Quest
             Manufacturing, Inc. of a portion of
             the principal of a $20,000 note that
             matured to be used as payment for
             options (subsequently paid upon
             exercise of options on January 12, 2006)      $               --    $            2,976

          0% note payable to Fuhs for $47,023.75,
             as a result of an assignment on
             September 30, 2005 from Quest
             Manufacturing, Inc. of a portion of
             the principal of a $80,000 note that
             matured to be used as payment for
             options (subsequently paid upon
             exercise of options on January 12, 2006)                      --                47,024

          0% note payable to Parham for $2,976.25,
             as a result of an assignment on
             September 30, 2005 from Quest
             Manufacturing, Inc. of a portion of
             the principal of a $20,000 note that
             matured to be used as payment for
             options (subsequently paid upon
             exercise of options on January 12, 2006)                      --                 2,976

          0% note payable to Persin for $47,023.75,
             as a result of an assignment on
             September 30, 2005 from Quest
             Manufacturing, Inc. of $32,976.25 of
             the principal of a $80,000 note and
             $14,047.50 of principal of a $20,000
             note, both of which matured to be used
             as payment for options (subsequently
             paid upon exercise of options on
             January 12, 2006)                                             --                47,024
                                                           -------------------   -------------------
                                                           $               --    $          100,000
                                                           ===================   ===================

                                                   F-24








                      VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

The notes payable - long term related party balance consists of the following:

                                                            December 31, 2006     December 31, 2005
                                                           -------------------   -------------------

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
             interest as follows:

                Date of                Accrued
                 Note     Principal    Interest

               02/01/03  $305,000.00  $45,500.00
               10/07/05  $ 25,000.00  $   349.32
               11/3/05   $  9,000.00  $    84.33
               12/01/05  $ 42,623.93  $   210.20

               (principal and unpaid interest were
               used to purchase shares of
               common stock on April 28, 2006 and
               for payment of monies due Company)          $               --    $          427,768
                                                           -------------------   -------------------
                                                           $               --    $          889,460
                                                           ===================   ===================

                                                     F-25








                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         The notes payable - long term balance consists of the following:

                                                            December 31, 2006     December 31, 2005
                                                           -------------------   -------------------

          6% note payable to Oberman, principal
             and interest due April 1, 2007,
             convertible after April 1, 2006 at the
             holder's request into common stock
             of the company at a 40% discount to the
             average closing bid price for ten trading
             days preceding the conversion date.           $               --    $           25,000

            Long term portion of convertible debentures
            See note 11.                                   $          855,183    $        1,101,082
                                                           -------------------   -------------------
                                                           $          855,183    $        1,126,082
                                                           ===================   ===================

         On October 4, 2005, Voyager Petroleum received notification from its market maker, Basic Investors, Inc., that its information statement which was filed with the National Association of Securities Dealers, Inc. on Form 15c-211 for quotation of our common stock on the Over The Counter Bulletin Board was approved. The trading symbol assigned to Voyager Petroleum is "VYGO." This event made the beneficial conversion feature of the convertible notes a certainty which was accounted for as a charge to interest expense in the amount of $539,920.

13.      STANDBY EQUITY DISTRIBUTION AGREEMENT

         In June 2004, Voyager Petroleum entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to this agreement, the Company, may, at its discretion for up to 2 years, periodically issue and sell shares of common stock for a total purchase price of $20.0 million. If Voyager Petroleum requests an advance under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will purchase shares of common stock for 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Standby Equity Distribution Agreement at the market price. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon Voyager Petroleum registering the shares of common stock with the Securities and Exchange Commission. Cornell Capital Partners was paid a one-time commitment fee of $740,000, payable as a three-year 0% debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately preceding the conversion date and a structuring fee of $45,000 payable as cash. In addition, Newbridge Securities Corporation, a registered broker-dealer, was paid a fee of $10,000, payable as a three-year 0% debenture convertible into shares of common stock at a price equal to the lowest closing bid price for the five trading days immediately preceding the conversion date. These fees are being amortized over the term of the debentures.

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

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGR ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

15.      SUBSEQUENT EVENTS

         On January 1, 2007, the Company issued a total of 150,000 shares of restricted common stock as partial compensation to an unaffiliated third party for managerial consulting services on the date of execution of the consulting agreement valued at $7,500 based on the closing bid price of $0.05 for the previous trading day.

         On January 2, 2007, pursuant to a notice of conversion dated December 20, 2006, Voyager Petroleum issued 2,222,222 shares of restricted common stock to Trey Resources, Inc. upon conversion of outstanding principal of $30,000 of a debenture dated March 8, 2005 with a restriction date of May 21, 2004 in the original principal amount of $150,000 at $0.0135 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission.

         On January 2, 2007, the Company issued 550,000 shares of unrestricted common stock to an unaffiliated third party pursuant to its 2006 Non-Employee Compensation Plan which were registered on Form S-8 for contractually agreed to consulting services valued at $27,500 based on the closing bid price of $0.05 for the trading day preceding January 1, 2007, the date of the consulting contract.

         On January 8, 2007, the Company issued 500,000 shares of unrestricted common stock to an unaffiliated third party pursuant to its 2006 Non-Employee Compensation Plan registered on Form S-8 for contractually agreed to consulting services valued at $25,000 based on the closing bid price of $0.05 for the trading day preceding January 8, 2007, the date of the consulting contract.

         On January 16, 2007, the Company issued 1,273,014 shares of restricted common stock to an unaffiliated third party pursuant to a Conversion Agreement effective January 3, 2007 which converted the outstanding principal of $50,000 and accrued interest of $920.55 of a promissory note dated August 26, 2006 with a maturity date of February 26, 2007 at $0.04 per share representing a 20% discount to the closing bid price of $0.05 for the trading day prior to the effective date.

         On January 16, 2007, the Company issued 150,000 shares of unrestricted common stock to an unaffiliated third party pursuant to its 2006 Non-Employee Compensation Plan which were registered on Form S-8 for legal services valued at $9,750 based on the closing bid price of $0.065 for the trading day preceding January 16, 2007, the date of the grant.

         On January 16, 2007, the Company issued 54,084 shares of unrestricted common stock to an unaffiliated third party pursuant to its 2006 Non-Employee Compensation Plan which were registered on Form S-8 for consulting services valued at $0.065 based on the closing bid price of $0.065 for the trading day preceding January 16, 2007, the date of the grant.

         On January 17, 2007, the Company issued 1,038,489 shares of unrestricted common stock to an unaffiliated third party pursuant to an Election of Conversion Right effective January 12, 2007 which converted the outstanding principal of $33,542.30 and accrued interest of $727.82 of a promissory note dated January 11,2005 with a maturity date of July 31, 2006 at $0.033 per share representing a 25% discount to the average closing bid price for the thirty trading days preceding the date of conversion.

         The Company entered into a Purchase and Sale Agreement, effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a refinery located in Detroit, Michigan. The total purchase price of $750,000, less a $35,000 deposit held in escrow, is to be paid at closing which shall occur on or before the earlier of six months from the execution of the agreement, ten business days after expiration of a ninety day inspection period or sooner at Voyager's election. In addition to customary closing conditions, Voyager is obligated to obtain, at its own cost, a category S baseline environmental assessment (BEA) and due care plan before closing or within six months after the effective date which is to be filed with the Michigan Department of Environmental Quality. A BEA establishes the environmental condition of the property and pursuant to Michigan law must be completed within forty-five days of occupancy and, if not completed within that time frame, would subject Voyager to liability for any pre-existing conditions.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         Voyager also executed a sublease for pre-occupancy possession with the current tenant, D.A.Stuart ("Stuart"). The sublease became effective January 19, 2007 with a lease term which begins on February 1, 2007 and ends on the earlier of August 1, 2007, the closing of the purchase of the refinery with Deacon or termination of the purchase agreement without a closing subject to the earlier termination of the master lease. On March 16, 2007, the Company entered into an access agreement dated as of March 9, 2007 with Stuart pursuant to which the parties agreed to amend the sublease into a temporary access agreement in order to provide the Company additional time to perform its due diligence inspections, including environmental assessments. The access agreement provides the Company with access to the premises only, from February 1, 2007 through March 31, 2007. Effective April 1, 2007, the sublease will revert back to a sublease pursuant to its original terms and conditions. The base rent is $4,000 per month plus utilities, repairs, maintenance, taxes and assessments during the lease term. The Company is responsible for the payment of insurance.

         On January 19, 2007, the Company issued an unsecured 5% $20,000 note payable to Haggerty with principal due on February 3, 2007. Interest of $41 and a commitment fee of $5,659 were paid by issuing 722 shares and 99,278 shares, respectively, of common stock, based on the closing bid price of $0.057 per share for the previous trading day. On February 3, 2007, the outstanding principal of $20,000 was rolled over into a new unsecured 5% note with a maturity date of March 20, 2007. Interest of $41 and a commitment fee of $2,459 were paid by issuing 1644 shares and 98,356 shares, respectively, of common stock based on the closing bid price of $0.025 per share for the previous trading day. The maturity date was extended to May 13, 2007.

         On January 19, 2007, the Company issued 1,110,578 shares of restricted common stock to an unaffiliated third party pursuant to a Conversion Agreement of the same date which converted the outstanding principal of $35,000 and accrued interest of $9,423.10 of a promissory note dated April 22, 2004 which matured on December 31, 2005 at $0.04 per share representing a 30% discount to the closing bid price for the previous trading day.

         On January 19, 2007, Voyager Petroleum, Inc. issued 333,334 shares of restricted common stock to an unaffiliated third party at $0.057 per share totaling $19,000 based on the closing bid price of the previous trading day pursuant to a Conversion Agreement of the same date which converts outstanding accounts payable due from the Company.

         On January 19, 2007, the Company issued 625,000 shares of restricted common stock to an unaffiliated third party at $0.04 per share totaling $25,000 pursuant to a securities purchase agreement at a 30% discount to the closing bid price of $0.057 of the previous trading day.

         On January 19, 2007, Voyager Petroleum issued 100,000 shares of restricted shares of common stock to a note holder representing a commitment fee and 5% interest of a promissory note of the same date with a principal balance of $20,000 and a maturity date of February 3, 2007 valued at $5,700 based on the closing bid price of $0.057 per share of the previous trading day.

         On January 22, 2007, the Company issued 1,250,000 shares of restricted common stock to an unaffiliated third party at $0.04 per share totaling $50,000 pursuant to a securities purchase agreement of the same date at a 33% discount to the closing bid price of the previous trading day.

         On January 25, 2007, the Company issued 52,755 shares of unrestricted common stock to an unaffiliated third party pursuant to its 2006 Non-Employee Compensation Plan which were registered on Form S-8 for legal services valued at $3,112.50 based on the closing bid price of $0.059 for the trading day preceding January 25, 2007, the date of the grant.

         On January 25, 2007, the Company issued 63,560 shares of unrestricted common stock to an unaffiliated third party pursuant to its 2006 Non-Employee Compensation Plan which were registered on Form S-8 for consulting services valued at $3750 based on the closing bid price of $0.059 for the trading day preceding January 25, 2007, the date of the grant.

         On January 31, 2007, the Company issued 892,858 shares of restricted common stock to an unaffiliated third party at $0.028 per share totaling $25,000 pursuant to a securities purchase agreement of the same date based on the closing bid price of the same date.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         On February 1, 2007, the Company's Board of Directors adopted the "Amended and Restated Non-Employee Plan" ("Plan A") increasing the total number of shares which may be granted by 2,500,000 shares and also adopted the "2007 Employee Compensation Plan." The total number of shares which may be granted under the employee plan shall not exceed 2,780,869 shares. All of these shares were registered on a Form S-8 registration statement on February 2, 2007. On the same date, the Company issued 2,780,869 of the registered shares to one employee and executive officers which represented accrued back payroll valued at $75,083 based on the closing bid price of $0.027 for the preceding trading day. Each employee sold a portion of the shares and transferred the proceeds to the Company for payment of their respective shares of state and federal tax liability. The Company issued a total of 4,643,197 shares as of the date of this filing from the non-employee plan for services rendered for legal, engineering and consulting services.

         On February 2, 2007, Jefferson Stanley, our Chief Financial Officer, purchased 500,000 shares of our Series A preferred stock from John Lichter, our Chief Executive Officer, in a private sale. Each share of our Series A preferred stock entitles the holder to 100 votes.

         On February 6, 2007, the Company issued 1,000,000 shares of unrestricted common stock to an unaffiliated third party pursuant to its Amended and Restated 2006 Non-Employee Compensation Plan which were registered on Form S-8 and 1,500,000 restricted shares, all for contractually agreed to consulting services valued at $67,500 based on the closing bid price of $0.027 for the trading day preceding February 2, 2007, the due date of payment.

         On February 7, 2007, the Company sold its domain name of www.side.com to an unaffiliated third party for $8,867. The loss of $1,333 was accounted for as a loss on disposition of assets and was recognized as of December 31, 2006..

         On February 14, 2007, Voyager Petroleum received a notice of conversion from Cornell Capital to convert $25,000 of the principal balance of a debenture dated March 8, 2005 in the original principal amount of $50,000 into 2,000,000 restricted shares of common stock at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not issued as of the date of this filing.

         On February 14, 2007, Voyager Petroleum received a notice of conversion from Trey Resources, Inc. to convert $25,000 of the outstanding principal and accrued interest of a debenture dated March 8, 2005 in the original principal amount of $150,000 and partial principal of a debenture dated March 8, 2005 in the original principal amount of $50,000 into 2,000,000 restricted shares of common stock at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not issued as of the date of this filing.

         On February 20, 2007, the Company issued a secured 18% $35,000 note payable to BLN Capital with principal due anytime on demand before April 30, 2007. A commitment fee of 150,000 shares of restricted shares of common stock were issued on March 7, 2007 valued at $7,500 based on the closing bid price of $0.05 per share for the previous trading day. No demand has been made as of the date of this filing.

         On February 20, 2007, the Company issued 1,000,000 shares of unrestricted common stock to an unaffiliated third party pursuant to its Amended and Restated 2006 Non-Employee Compensation Plan which were registered on Form S-8 for contractually agreed to consulting services valued at $37,000 based on the closing bid price of $0.0.037 for the trading day preceding February 12, 2007, the effective date of the contract.

         On February 22, 2007, the Company issued 3,861,000 shares of restricted common stock to an unaffiliated third party at $0.028 per share totaling $108,108 pursuant to a securities purchase agreement of the same date at a 30% discount to the closing bid price on said date.

         On February 22, 2007, Voyager Petroleum, Inc. issued 1,750,000 shares of restricted common stock to an unaffiliated third party at $0.028 per share totaling $49,000 pursuant to a securities purchase agreement of the same date at a 30% discount to the closing bid price on said date. Warrants to purchase 1,402,750 shares of common stock at an exercise price of $0.18 per share were issued as part of the same transaction. The warrants are exercisable for five years from the date of issuance.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2006
--------------------------------------------------------------------------------

         On February 25, 2007 John Lichter resigned as Chief Executive Officer of Voyager Petroleum and on March 19, 2007, resigned as Director of Voyager Petroleum and from all positions held with Silicon Film Technologies, Inc. its wholly owned subsidiary. There was no disagreement or dispute between Mr. Lichter and the Company which led to his resignations. On February 28, 2007, the Company's Board of Directors appointed Jefferson Stanley, its Chief Financial Officer and Director, to fill the vacancy.

         On February 26, 2007, Voyager Petroleum received a notice of conversion from Cornell Capital to convert $6,500 of the principal balance of a debenture dated March 8, 2005 in the original principal amount of $50,000 into 391,566 restricted shares of common stock at $0.0166 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not issued as of the date of this filing.

         On February 26, 2007, Voyager Petroleum received a notice of conversion from Trey Resources, Inc. to convert $6,500 of the principal balance of a debenture dated March 8, 2005 in the original principal amount of $50,000 into 391,566 restricted shares of common stock at $0.0166 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not issued as of the date of this filing.

         In February, 2006, the Company had $41,960 in sales from motor oil, anti-freeze and automobile air freshener.

         On March 10, 2007, the Company entered into a securities purchase agreement with an unaffiliated third party to purchase 2,500,000 shares of restricted common stock at $0.04 per share totaling $100,000. As of the date before filing, $25,000 of the total consideration has been paid. 625,000 shares are in the process of being issued.

         On March 15, 2007, the Company redeemed interest of $2,477 of a 12% convertible note due Hemmel dated January 1, 2005 in the original principal amount of $50,000 with a maturity date of June 30, 2006.

         On March 16, 2007, the Company issued 178,996 shares of unrestricted common stock to an unaffiliated third party pursuant to its Amended and Restated 2006 Non-Employee Compensation Plan which were registered on Form S-8 for contractually agreed to legal services valued at $11,437.82 based on a 10% discount to the closing bid price of $0.071 for the trading day preceding March 9, 2007, the date of grant.

         On March 16, 2007, the Company issued 100,000 shares of restricted shares of common stock to a note holder representing a commitment fee of $2,459 and 5% interest of $41 of a promissory note dated February 3, 2007 with a principal balance of $20,000 and a maturity date of March 20, 2007 valued at $2,500 based on the closing bid price of $0.025 on the date preceding the date of the note.

         On March 19, 2007, the Company issued an unsecured 12% $23,646.58 note payable to P. Byrne with a maturity date of October 19, 2007 as a result of a renegotiated 12% note dated August 16, 2006 in the original principal amount of $35,000 which matured on October 15, 2006. The outstanding principal balance of $22,500 was previously disclosed as being paid in the Company's quarterly report for the three months ending September 30, 2006 which was filed with the Securities and Exchange Commission. By inadvertent error, the payment was not made and the outstanding principal of $22,500 plus accrued interest from the date of maturity of October 15, 2006 to March 19, 2007 comprised the principal of the renegotiated note. In addition a commitment fee of $2,250 was paid upon the execution of the renegotiated note.

         On March 19, 2007 Sebastien DuFort, both personally and as President of the Company, executed a two year lease for larger executive office space beginning April 1, 2007 located at 123 East Ogden Avenue-Suite 102A, Hinsdale, Illinois 60521 at $2,600 a month subject to a 5% inflation adjustment for the second year plus payment of electrical and gas.

         On March 23, 2007, the Company formed a wholly-owned subsidiary, Sovereign Oil, a Nevada corporation. It is inactive as of the date of this filing.

         On March 30, 2007, Hackett extended the maturity date of a 6% $50,000 note payable dated September 14, 2006 from March 14, 2007 to May 13, 2007.

         On March 30, 2007, a 12% $6,800 note payable to Hackett dated September 1, 2007 was retired for a total payment of $7,269 which comprises outstanding principal and interest of $6,800 and $469, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the fiscal year covered by this Report.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         Voyager Petroleum's directors and executive officers as of March 20, 2007 are as follows:

         NAME                   AGE     POSITION
         ----                   ---     --------

         Sebastien DuFort       38      President and Director

         Jefferson G. Stanley   35      Chief Executive Officer, Chief Financial
                                          Officer and Director

         Cathy A. Persin        49      Vice President and Corporate Secretary

         The following is a brief description of the background of the current directors and executive officers of Voyager Petroleum.

         SEBASTIEN C. DUFORT, PRESIDENT AND DIRECTOR. Mr. DuFort has served as president of Silicon Film Technologies, Inc., our subsidiary, since February, 2003 and as president of Voyager President upon the effectiveness of the merger in February, 2004. Mr. DuFort has extensive financial and insurance experience both on the institutional and retail sides of the business. He has held the position of managing director of a consulting firm that helps facilitate real estate transactions. Mr. DuFort was a consultant for Linsco Private Ledger (1999-2001), LaSalle St. (2001-2003). He is currently the managing director for Castle Hill Advisory Group, Ltd. (2003-present).

         JEFFERSON G. STANLEY, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Stanley comes to Voyager with a breadth of experience in law, tax, investment banking and hedge fund marketing. In 2004, Mr. Stanley founded HedgeMark Advisors, a strategic consulting and capital marketing firm, and was a marketer for Black River Asset Management from 2003 to 2004 where he helped raise over $1.5 billion in institutional capital. Mr. Stanley was an investment banker with the Royal Bank of Canada and Dain Rauscher Wessels from 1999 to 2003 where he marketed and executed over $1.0 billion worth of private placement, public offering and merger and acquisition transactions. He also served as a tax consultant for Ernst & Young LLP from 1998 to 1999. Mr. Stanley is a licensed attorney in New York and holds a JD and MBA from Rutgers School of Law and School of Business and a BS in Finance and Political Science from San Diego State University.

         CATHY A. PERSIN, VICE PRESIDENT AND CORPORATE SECRETARY. Ms. Persin has 21 years experience as a litigation attorney and managed her own practice since 1990 prior to her employment with Voyager Petroleum in March, 2004. She has been licensed to practice law in the State of Illinois since 1982 and was admitted to the federal bar for the U.S. District Court for the Northern District of Illinois in 1984. Ms. Persin is also a licensed real estate broker in Illinois since 1984. She has interned with the U.S. Chamber of Commerce sponsored through Georgetown University in 1978. She received a B.B.A. from St. Mary's College, Notre Dame, Indiana in 1979 and a J.D. from The John Marshall Law School, Chicago, Illinois in 1982. Ms. Persin also serves as an arbitrator for the court-annexed mandatory arbitration program for the Circuit Court of Cook County, Illinois.

FAMILY RELATIONSHIPS

         There are no family relationships between the officers or directors.

COMMITTEES

         Voyager does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

CODE OF ETHICS

         On June 30, 2004, the Board of Directors of Voyager Petroleum adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         Prior to the share exchange transaction in February, 2004, Gerry Martin acted as our president, treasurer and director and received no compensation for performance of services.

         John Lichter and Sebastien DuFort became the executive officers and directors of Voyager Petroleum in February, 2004. They received compensation beneficially pursuant to a Management Agreement between Quest Manufacturing, Inc., Castle Hill Advisory Group and our wholly-owned subsidiary, Silicon Film Technologies, Inc. Quest Manufacturing, Inc. is an entity controlled by John Lichter, and Castle Hill Avisory Group is an entity controlled by Sebastien DuFort. Under the terms of the Management Agreement, Quest Manufacturing, Inc. and Castle Hill Advisory Group, each were paid a monthly $20,000 management fee for services to Silicon Film Technologies, Inc. for the operations of Silicon Film Technologies, Inc., including, but not limited to, day to day operations, sales, strategic development, finance, development of intellectual property rights and human resources. We received notice of termination of the Management Agreement on June 1, 2004, and on July 1, 2004, that agreement terminated.

         On July 1, 2004, John Lichter and Sebastien DuFort entered into revised Employment Agreements with Silicon Film under which they will each receive a salary of $180,000 annually for an unspecified term. On February 1, 2006, the terms of compensation were amended to provide for a monthly salary, each, of $1.00. On December 29, 2006, the Board ratified the prior salary decrease and increased the salary of Sebastien DuFort to the previously designated annual salary of $180,000 retroactively from October 1, 2006.

         On February 28, 2007 John Lichter resigned as Chief Executive Officer of Voyager Petroleum and on March 19, 2007, resigned as Director of Voyager Petroleum and from all positions held with Silicon Film Technologies, Inc. including chief executive officer and director. There was no disagreement or dispute between Mr. Lichter and the Company which led to his resignations. On February 28, 2007, the Company's Board of Directors appointed Jefferson Stanley, the Company's Chief Financial Officer and Director, as the Company's Chief Executive Officer at no additional compensation.

         The following table sets forth certain information regarding compensation awarded to, earned by or paid to our executive officers during each of the last two fiscal years.

                                          SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                                         Pension
                                                                                      Value and Non-
                                                                                        Qualified
                                                                        Non-equity       Deferred         All
Name and                                        Stock     0ptions     Incentive Plan   Compensation      Other
Principal                   Salary     Bonus   Award(s)   Award(s)     Compensation      Earnings     Compensation       Total
Position           Year       ($)       ($)      ($)        ($)            ($)              ($)           ($)             ($)
---------         ------  -----------  -----  ---------  ---------    --------------  --------------  ------------  ---------------
(a)                (b)        (c)       (d)      (e)        (f)            (g)              (h)           (i)             (j)

John Lichter
     CEO(1)        2005   $180,000(2)    --       --         --             --              --             --       $    180,000
                   2006   $ 15,011(3)    --       --         --             --              --             --       $     15,011

Sebastien DuFort
    President(4)   2005   $180,000(5)    --       --         --             --              --             --       $    180,000
                   2006   $ 60,008(6)    --       --         --             --              --          12,821(7)   $     72,821

Jefferson Stanley
    CFO (8)        2005         --       --       --         --             --              --             --                 --
                   2006   $ 50,000(9)    --       --    $279,081(10)        --              --             --       $    329,081

(1) John Lichter has been CEO of Voyager Petroleum from February 25, 2004 to February 28, 2007 and of Silicon Film Technologies, Inc. from June, 2002 to March 19, 2007.

(2)      The accrued salary has not been paid as of December 31, 2006.
         $75,000 of accrued salary from 2004 remains unpaid as of December 31, 2006.

(3) Mr. Lichter's annual salary of $180,000 was reduced by agreement to $12 as of February 1, 2006. The accrued salary has not been paid as of December 31, 2006.

(4) Sebastien DuFort has been the President of Voyager Petroleum since February 25, 2004 and Silicon Film Technologies, Inc. since February, 2003. He was Acting Chief Financial Officer from February 25, 2004 to September 1, 2006.

(5)      The accrued salary has not been paid as of December 31, 2006.
         $60,000 of accrued salary from 2004 remains unpaid as Of December 31, 2006.

(6) Mr. DuFort's annual salary of $180,000 was reduced by agreement to $12 from February through September, 2006. The Board reinstated the $180,000 salary retroactively as of October 31, 2006. The accrued salary has not been paid as of December 31, 2006.

(7)      Reimbursement for automobile lease payments and repair.

(8) Jefferson Stanley has served as Chief Financial Officer of Voyager Petroleum since September 1, 2006.

(9) Mr. Stanley began employment on September 1, 2006 at an annual salary of $150,000. $37,500 of the accrued salary was paid in 2006.

(10) On August 29, 2006, the Company issued an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share The stock option was valued on the date of grant. The weighted average fair value of each option was $0.09. The fair value of the option was measured at $279,081 using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.13, weighted average life of option of five years, risk free interest rate of 5.00%, and average dividend yield of 0.00%. The Company charged $279,081 to option and warrant expense during the year ended December 31, 2006.

         The following table sets forth certain information regarding outstanding equity awards awarded to, earned by or paid to our executive officers during each of the last three fiscal years.

                        OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                                                                                            EQUITY
                                                                                                 EQUITY    INCENTIVE
                                                                                                INCENTIVE    PLAN
                                                                                                  PLAN      AWARDS:
                                         EQUITY                                                   AWARDS:   MARKET
                                        INCENTIVE                                      MARKET     NUMBER   OR PAYOUT
                                          PLAN                                         VALUE        OF      VALUE OF
                                         AWARDS                                          OF      UNEARNED   UNEARNED
             NUMBER        NUMBER        NUMBER                                        SHARES     SHARES,    SHARES,
               OF            OF            OF                              NUMBER        OR      UNITS OR   UNITS OR
           SECURITIES    SECURITIES    SECURITIES                         OF SHARES   UNITS OF     OTHER      OTHER
           UNDERLYING    UNDERLYING    UNDERLYING                         OR UNITS      STOCK      RIGHTS     RIGHTS
           UNEXERCISED   UNEXERCISED   UNEXERCISED   OPTION               OF STOCK    THAT HAVE  THAT HAVE  THAT HAVE
             OPTIONS       OPTIONS      UNEARNED    EXERCISE    OPTION    THAT HAVE      NOT        NOT        NOT
               (#)           (#)        OPTIONS      PRICE    EXPIRATION   VESTED      VESTED     VESTED     VESTED
NAME       EXERCISABLE  UNEXERCISABLE     (#)         (#)        DATE        (#)         (#)        (#)        (#)
---------  -----------  -------------  -----------  --------  ----------  ---------   ---------  ---------  ---------
Stanley    2,000,000                                 $0.013     8/29/11   2,000,000
 CEO, CFO

On August 29, 2006, we issued Mr. Stanley an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share which is exercisable for five years from the date of grant.


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

         On October 1, 2003, Silicon Film entered into an employment agreement with Sebastien Dufort to act as president for an unspecified term, whereby he received no compensation. On July 1, 2004 Silicon Film entered into a new employment agreement which superseded the previous agreement to include an annual compensation of $180,000. On February 1, 2006, the terms of compensation were amended to provide for an annual salary of $12.00 to be paid in monthly payments of $1.00. On December 29, 2006, the Board ratified the prior salary decrease and increased the salary of Sebastien DuFort to the previously designated annual salary of $180,000 retroactively from October 1, 2006.

         On September 1, 2006, Voyager Petroleum entered into our standard employment agreement with Jefferson Stanley as chief financial officer which provides for an annual salary of $150,000 for an unspecified term and dental and health benefits. As part of Mr. Stanley's executive compensation, on August 29, 2006, the Company issued an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share exercisable from the date of issuance to August 29, 2011.

         As a matter of company policy, all employees must execute and are bound by a standard employment agreement which include standard provisions for salary, benefits, non-solicitation, confidentiality, conflict of interest and conflicting employment. The terms also ensure that any work product developed by our employees during their employment with Voyager Petroleum belong to the Company. The agreements may be terminated at any time at the option of either the Company or the employee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table sets forth, as of March 20, 2007, the number of and percent of the Company's Common Stock beneficially owned by:

         o        Our directors and nominees, naming them;
         o        Our executive officers;
         o All persons or entities known by us who beneficially own more than 5% or more of our voting Common Stock, and
         o All current directors and executive officers of the Company as a group.

         The Company believes that all persons in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

         A person is deemed to be the beneficial owner of securities that can be acquired by him or her within 60 days from March 22, 2007 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by the shareholder, but not those held by any other person, and which are exercisable or convertible within 60 days of March 20, 2007 have been exercised and converted. The address for each person below is c/o Voyager Petroleum, Inc., 16 East Hinsdale Avenue, Hinsdale, Illinois 60521.

---------------------------- -------------------------- -------------------------- --------------------------
                                                               COMMON STOCK                PERCENTAGE
                                                            BENEFICIALLY OWNED                 OF
NAME OF BENEFICIAL OWNER               TITLE               AS OF MARCH 20, 2007           COMMON STOCK
---------------------------- -------------------------- -------------------------- --------------------------
Sebastien C. DuFort*         President and Director                5,559,488 (1)              6.46% (2)

---------------------------- -------------------------- -------------------------- --------------------------
Jefferson G. Stanley*        Chief Executive Officer,              3,192,828 (3)              3.63% (4)
                             Chief Financial Officer and
                             Director
---------------------------- -------------------------- -------------------------- --------------------------
Cathy A. Persin*             Vice President and                    2,374,304                  2.78% (5)
                             Corporate Secretary
---------------------------- -------------------------- -------------------------- --------------------------
*OFFICERS AND DIRECTORS AS                                        11,126,620                 12.57% (6)
A GROUP (3 PERSONS)
---------------------------- -------------------------- -------------------------- --------------------------

(1) 4,605,448 of these shares are held indirectly through Castle Hill Advisory Group, Inc., an entity wholly owned and controlled by Sebastien C. DuFort. Includes 500,000 shares of our Series A preferred stock held by Sebastien DuFort which are convertible at the option of the holder into shares of our common stock on a one for one basis. Each share of our Series A preferred stock entitles the holder to 100 votes.

(2) Applicable percentage of ownership is based on a total of 86,022,244 shares of common stock outstanding as of March 20, 2007 which assumes that 500,000 shares of Series A preferred stock are converted into 500,000 shares of our common stock.

(3) 333,334 of these shares are held indirectly through Hedgemark Advisors, LLC, an entity wholly owned and controlled by Jefferson G. Stanley. Includes 500,000 shares of our Series A preferred stock held by Mr. Stanley which are convertible at the option of the holder into shares of our common stock on a one for one basis and 2,000,000 shares of common stock issuable upon the exercise of stock options held by Mr. Stanley which are currently exercisable. Each share of our Series A preferred stock entitles the holder to 100 votes.

(4) Applicable percentage of ownership is based on a total of 88,022,244 shares of Common Stock outstanding as of March 20, 2007 which assumes that 500,000 shares of Series A preferred stock are converted into 500,000 shares of our common stock and options to purchase 2,000,000 shares of common stock are exercised.

(5) Applicable percentage of ownership is based on a total of 85,522,244 shares of common stock outstanding as of March 20, 2007.

(6) Applicable percentage of ownership is based on a total of 88,522,244 shares of common stock outstanding as of March 20, 2007 which assumes 1,000,000 shares of our Series A preferred stock (500,000 shares each held by DuFort and Stanley) are converted into 1,000,000 shares of our common stock and options held by Mr. Stanley to purchase 2,000,000 shares of common stock are exercised.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2006. There were no equity compensation plans in effect as of December 31, 2006 and 2005.

                                                                    NUMBER
                                                                 OF SECURITIES
                                                                   REMAINING
                                                                   AVAILABLE
                                NUMBER                            FOR FUTURE
                            OF SECURITIES                          ISSUANCE
                             TO BE ISSUED    WEIGHTED-AVERAGE    UNDER EQUITY
                            UPON EXERCISE    EXERCISE PRICE   COMPENSATION PLANS
                            OF OUTSTANDING   OF OUTSTANDING       (EXCLUDING
                               OPTIONS,         OPTIONS,          SECURITIES
                             WARRANTS AND     WARRANTS AND         REFLECTED
                                RIGHTS           RIGHTS         IN COLUMN (a))
                                ------           ------         --------------
                                 (a)               (b)                (c)
                                ------           ------         --------------

Sebastien DuFort                  0                --                 --
Jefferson Stanley                 0                --                 --
Cathy A. Persin                   0                --                 --
                                ------           ------         --------------
TOTAL                             0                --                 --

         On August 29, 2006, Voyager Petroleum issued to Jefferson G. Stanley, as part of his compensation package as Chief Financial Officer, an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share exercisable from the date of issuance to August 29, 2011.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         On February 1, 2005, Voyager Petroleum issued an unsecured 6% $25,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due after March 31, 2005. The maturity date was ultimately renegotiated to anytime on demand August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On April 1, 2005, Voyager Petroleum issued an unsecured 6% $1,500 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due July 31, 2005. The maturity date was ultimately renegotiated to anytime on demand after August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On June 1, 2005, Voyager Petroleum issued an unsecured 6% $60,000 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal and interest due August 9, 2005 as a result of an assignment dated June 1, 2005 by Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer) of a 6% note payable dated June 1, 2004 with a principal of $60,000 and accrued interest of $3,600. On September 30, 2005, principal of $60,000 and unpaid interest to date of $4,793.42 was renegotiated and consolidated with three other outstanding notes payable to Quest Manufacturing, Inc. into a new 6% note payable on demand with an original principal amount of $136,941.37 which was assigned to Castle Hill Advisory Group on December 1, 2005 with another note payable due Quest Manufacturing, Inc. dated October 3, 2005.

         On July 19, 2005, Voyager Petroleum issued an unsecured 6% $50,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due on demand anytime after August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On July 28, 2005, Voyager Petroleum issued an unsecured 6% $20,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due on demand anytime after August 9, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On September 8, 2005, Voyager Petroleum issued an unsecured 6% $4,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On September 30, 2005, Voyager Petroleum issued an unsecured 6% $136,941.37 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal and interest due on demand. This note consolidated and replaced notes of June 1, 2004 (principal of $60,000 and unpaid interest to date of $4,793.42), July 1, 2005 (unpaid interest of $6,009.86-principal of $80,000 having been previously assigned), August 17, 2004 (unpaid interest of $1,344.66-principal of $20,000 having been previously assigned) and June 1, 2005 (principal of $60,000 and unpaid interest to date of $4,793.42). On December 1, 2005, Quest assigned the outstanding principal of $136,941.37 and accrued interest of $1,395.68 of this note and the outstanding principal of $25,000 and accrued interest of $242.47 of a Quest note dated October 3, 2005 to Castle Hill Advisory Group. As a result of the assignment, a new 6% note payable on demand was issued to Castle Hill in the amount of $163,579.51 on the same date. See discussion below.

         On September 30, 2005, Voyager Petroleum issued an unsecured 0% $47,023.75 note payable to Persin, our current vice president and corporate secretary, as a result of an assignment on the same date from Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) of $32,976.25 of the principal of a $80,0000 note dated July 1, 2004 and $14,047.50 of principal of a $20,000 note dated August 17, 2004. Upon payment, the proceeds were to be used to exercise, in whole, the option with Voyager Petroleum dated April 28, 2004 to purchase 188,095 shares of common stock at $0.25 per share. On the same date, Persin elected to exercise her option to purchase a total of 188,095 shares of our common stock which was paid for out of the proceeds of the assigned note. Subsequently, Persin rescinded, as of September 30, 2005, the election to exercise the option but retained all rights under the terms of the stock option agreement and we agreed that the promissory note dated September 30, 2005 to pay for the option, now rescinded, would have full force and effect. On January 12, 2006, Persin exercised the option to purchase the 188,095 shares of common stock which was paid for out of the proceeds of the assigned note from Quest on September 30, 2005.

         On October 3, 2005, Voyager Petroleum issued an unsecured 6% $25,000 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal and interest payable on demand. On December 1, 2005, Quest assigned the outstanding principal balance of $25,000 and accrued interest of $242.47 of this note and the outstanding principal balance of $136,941.37 and accrued interest of $1,395.68 of a Quest note dated September 30, 2005 to Castle Hill Advisory Group. As a result of the assignment, a new 6% note payable on demand was issued to Castle Hill in the amount of $163,579.51 on the same date. See discussion below.

         On October 7, 2005, Voyager Petroleum issued an unsecured 6% $25,000 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal and interest due on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes payable due Quest Manufacturing into a note payable which matures on December 31, 2008 with an original principal amount of $427,767.77. See discussion below.

         On October 13, 2005, Voyager Petroleum issued an unsecured 6% $12,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         Voyager Petroleum entered into an asset purchase agreement with Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter), effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231.38 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718.21 and provided that the remaining balance of $31,513.17 is due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was reduced by the balance due.

         On October 20, 2005, Voyager Petroleum issued an unsecured 6% $6,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On October 26, 2005, Voyager Petroleum issued an unsecured 6% $2,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On November 3, 2005, Voyager Petroleum issued an unsecured 6% $9,000 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal and interest due on December 19, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Quest into a note payable which matures on December 31, 2008 with an original principal amount of $427,767.77. See discussion below.

         On November 16, 2005, Voyager Petroleum issued an unsecured 12% $75,000 note payable to Chace with principal and interest due February 13, 2006 which was later amended on its face to change the principal to $50,000 to reflect the amount of funds actually received. On December 31, 2005, the note in the principal amount of $50,000 and accrued interest of $706.85 was assigned by Chace to Castle Hill Advisory Group (an entity controlled by our president and acting chief financial officer), and, later on the same date, was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On December 1, 2005, Voyager Petroleum issued an unsecured 6% $163,579.51 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand as a result of an assignment dated December 1, 2005 by Quest Manufacturing, Inc. of a note payable dated September 30, 2005 in the principal amount of $136,941.37 and accrued interest of $1,395.68 and a note payable dated October 3, 2005 in the original principal amount of $25,000 and accrued interest of $242.47. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On December 21, 2005, Voyager Petroleum issued an unsecured 6% $50,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal and interest due anytime on demand. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Castle Hill into a note payable which matures on December 31, 2008 with an original principal amount of $461,692.41. See discussion below.

         On December 31, 2005, Voyager Petroleum issued an unsecured $427,767.77 note payable to Quest Manufacturing, Inc. (an entity controlled by our CEO, John Lichter) with principal due December 31, 2008 and interest payable on the last day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. This note consolidates the following notes with principal and accrued interest as indicated:

                       Date of      Principal      Accrued
                         Note                      Interest
                       02/01/03   $ 305,000.00    $45,500.00
                       10/07/05   $  25,000.00    $   349.32
                       11/3/05    $   9,000.00    $    84.33
                       12/01/05   $  42,623.93    $   210.20

See discussion below.

         On December 31, 2005, Voyager Petroleum issued an unsecured $461,692.41 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal due December 31, 2008 and interest payable on the last day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. This note consolidates the following notes with principal and accrued interest as indicated:

                       Date of      Principal      Accrued
                         Note                      Interest
                       08/17/04   $  17,627.76    $ 1,451.77
                       11/03/04   $  50,000.00    $ 3,312.33
                       02/01/05   $  25,000.00    $ 1,368.49
                       04/01/05   $   1,500.00    $    67.56
                       07/19/05   $  50,000.00    $ 1,356.16
                       07/28/05   $  20,000.00    $   509.59
                       09/08/05   $   4,000.00    $    74.96
                       10/13/05   $  12,000.00    $   155.84
                       10/20/05   $   6,000.00    $    71.01
                       10/26/05   $   2,000.00    $    21.70
                       12/01/05   $ 163,579.51    $   806.69
                       12/21/05   $  50,000.00    $    82.19
                      *11/16/05   $  50,000.00    $   706.85

                      *represents a note assigned from Chace
                       to Castle Hill on December 31, 2005

See discussion below.

          On January 12, 2006, Voyager Petroleum issued 400,000 shares of restricted common stock to four key employees upon exercise of options at $0.25 per share which were paid for with promissory notes totaling $100,000 which were previously assigned by Quest Manufacturing, Inc. to each of the four key employees on September 30, 2005. These options were initially granted on April 28, 2004 and were exercisable over five years. 188,095 of these shares were issued to Persin, our vice president and corporate secretary for a total of $47,023.75.

         On January 24, 2006, Voyager Petroleum issued an unsecured $10,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal due on demand and interest payable monthly on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. See discussion below.

         On February 7, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 600,000 shares of restricted common stock to Persin, our vice president and corporate secretary, for a total purchase price of $18,000 at $0.03 per share based on the closing bid price of our common stock on February 6, 2005.

         On February 16, 2006, Voyager Petroleum issued an unsecured $15,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal due on demand and interest payable monthly on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. See discussion below.

         On February 23, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 666,667 shares of restricted common stock to Persin, our vice president and corporate secretary, for a total purchase price of $20,000 at $0.03 per share based on the closing bid price of our common stock on February 22, 2005.

         On April 14, 2006, Voyager Petroleum issued an unsecured $18,000 note payable to Castle Hill Advisory Group (an entity controlled by our president and then acting chief financial officer, Sebastien DuFort) with principal due on demand and interest payable monthly on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. See discussion below.

         On April 28, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement 6,255,448 shares of restricted common stock to Castle Hill Advisory Group at $0.065 per share totaling $406,604.10. The shares were exchanged for the reduction of the outstanding principal balance of a promissory note dated December 31, 2005 issued by the Company to Castle Hill Advisory Group. Sebastien DuFort, our President is a 100% shareholder of Castle Hill Advisory Group.

         On April 28, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 6,507,249 shares of restricted common stock to Quest Manufacturing, Inc. at $0.065 per share totaling $422,971.19. The shares were exchanged for the reduction of the outstanding principal balance of a promissory note dated December 31, 2005 issued by the Company to Quest Manufacturing, Inc. together with other outstanding debt owed Quest Manufacturing, Inc. and John Lichter. Mr. Lichter, our CEO, is a 100% shareholder of Quest Manufacturing, Inc.

         On April 28, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 15,718 shares of restricted common stock to its Vice President and Corporate Secretary, Cathy A. Persin, at $0.065 per share totaling $1,021.65.

         On May 2, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 142,857 shares of restricted common stock to its Vice President and Corporate Secretary, Cathy A. Persin, at $0.07 per share totaling $9,999.99.

         On May 15, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 300,000 shares of restricted common stock to Castle Hill Advisory Group at $0.10 per share totaling $30,000.00. The shares were exchanged for the reduction of the outstanding principal balance of a promissory note dated December 31, 2005 issued by the Company to Castle Hill Advisory Group. Sebastien DuFort, our president and then acting chief financial officer, is a 100% shareholder of Castle Hill Advisory Group. On the same date, Castle Hill Advisory Group gifted the 300,000 shares to outside parties.

         On June 1, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 2,481,145 shares of restricted common stock to Castle Hill Advisory Group at $0.04 per share totaling $99,245.77. The shares were exchanged for the retirement of the outstanding principal balance and unpaid interest of promissory notes dated December 31, 2005, January 24, 2006, February 16, 2006 and April 14, 2006 issued by the Company to Castle Hill Advisory Group. On June 26, 2006, the securities purchase agreement was amended to reflect the sale of 1,867,862 shares instead of 2,481, 145 shares and Castle Hill Advisory Group cancelled 613,283 shares. Sebastien DuFort, our President is a 100% shareholder of Castle Hill Advisory Group.

         As of September 1, 2006, Voyager Petroleum appointed Jefferson Stanley as its chief financial officer. Interim Chief Financial Officer Sebastien C. DuFort will continue on as President focusing on corporate development and potential acquisitions. On the same date, the Company entered into an employment agreement with Jefferson Stanley for which he will receive a salary of $150,000 annually for an unspecified term and health and dental benefits. The agreement may be terminated at any time at the option of either the Company or Mr. Stanley and contains standard non-solicitation, confidentiality, conflict of interest and conflicting employment provisions. As part of Mr. Stanley's executive compensation, on August 29, 2006, Voyager Petroleum issued an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share exercisable from the date of issuance to August 29, 2011.

         We believe these arrangements are on terms no less favorable than those that would be obtainable from an unaffiliated third party after arm's length negotiations.

TRANSACTIONS WITH PROMOTERS

         Voyager Petroleum was organized in April, 2000 by Gerry Martin and Patricia Heller, who may have been deemed to be promoters of the Company until their resignations in 2004. In April 2000, Ms. Heller received 5,000 shares of common stock for secretarial duties performed for the Company.


ITEM 13. EXHIBITS

------------------ ----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------------------------------------------------------
2.1                Agreement and Plan of Reorganization with Silicon                 Incorporated by reference to Exhibit 2.1 of
                   Film Technologies, Inc.                                           the Company's Current Report on Form 8-K filed
                                                                                     with the Securities and Exchange Commission on
                                                                                     March 10, 2004
------------------ ----------------------------------------------------------------------------------------------------------------
2.2                Asset Purchase Agreement between Silicon Film Technologies,       Incorporated by reference to Exhibit 2.2 of
                   Inc. and Quest Manufacturing, Inc.                                the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
3.1                Articles of Incorporation-Voyager One, Inc. now known as          Incorporated by reference to Exhibit 3.1 of
                   Voyager Petroleum, Inc.                                           the Company's Registration Statement on Form
                                                                                     10-SB filed with the Securities and Exchange
                                                                                     Commission on May 11, 2001
------------------ ----------------------------------------------------------------------------------------------------------------
3.2                Certificate of Amendment to Articles of Incorporation             Incorporated by reference to Exhibit 3.1 of
                   filed April 24, 2004                                              the Company's Current Report on Form 8-K filed
                                                                                     with the Securities and Exchange Commission on
                                                                                     May 10, 2004
------------------ ----------------------------------------------------------------------------------------------------------------
3.3                Certificate of Amendment to Articles of Incorporation             Incorporated by reference to Exhibit A of
                   filed October 5, 2006                                             the Company's Definitive Information Statement
                                                                                     filed on Form DEF 14C with the Securities and
                                                                                     Exchange Commission on October 5, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
3.4                Certificate of Correction to the Certificate of Amendment         Incorporated by reference to Exhibit B of
                   filed October 11, 2006                                            the Company's Definitive Information Statement
                                                                                     filed on Form DEF 14C with the Securities and
                                                                                     Exchange Commission on October 5, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
3.5                Certificate of Correction to the Certificate of Amendment         Provided herewith
                   filed December 1, 2006

------------------ ----------------------------------------------------------------------------------------------------------------
3.6                Bylaws-Voyager One, Inc. now known as Voyager Petroleum, Inc.     Incorporated by reference to Exhibit 3.2 of
                                                                                     the Company's Registration Statement on
                                                                                     Form 10-SB filed with the Securities and
                                                                                     Exchange Commission on May 11, 2001
------------------ ----------------------------------------------------------------------------------------------------------------
3.7                Series A Preferred Stock                                          Incorporated by reference to Exhibit 3.4 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
4.1                Form of Notice of Conversion Right and Election of Conversion     Incorporated by reference to Exhibit 4.8 of
                   Right                                                             the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on August 15, 2005
------------------ ----------------------------------------------------------------------------------------------------------------
4.2                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.27 of
                   and Voyager One, Inc. now known as Voyager One, Inc. for          the Company's Annual Report on Form 10-KSB
                   $10,000 dated January 24, 2006                                    filed with the Securities and Exchange
                                                                                     Commission on April 4, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
4.3                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.28 of
                   and the Voyager One, Inc. for $15,000 dated February 16, 2006     the Company's Annual Report on Form 10-KSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on April 4, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
4.4                Short Term Promissory Note between Castle Hill Advisory Group     Incorporated by reference to Exhibit 4.3
                   and Voyager One, Inc. for $18,000 dated April 14, 2006            of the Company's Quarterly Report on Form
                                                                                     10-QSB filed with the Securities and Exchange
                                                                                     Commission on May 22, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
10.1               Agreement CMI Capital, LLC dated as of July 15, 2004              Incorporated by reference to Exhibit 10.1 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.2               Securities Purchase Agreement dated as of May 2004                Incorporated by reference to Exhibit 10.2 of
                   between Voyager One, Inc. and Cornell Capital Partners, LP        the Company's Registration Statement on Form
                   and amended on August 26, 2004                                    SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------

                                       30









------------------ ----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------------------------------------------------------
10.3               Form of Convertible Debenture                                     Incorporated by reference to Exhibit 10.3 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.4               Security Agreement dated as of May 2004 between                   Incorporated by reference to Exhibit 10.4 of
                   Voyager One, Inc. and Cornell Capital Partners, LP                the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.5               Security Agreement dated as of May 2004 between                   Incorporated by reference to Exhibit 10.5 of
                   Silicon Film Technologies, Inc. and Cornell Capital               the Company's Registration Statement on Form
                   Partners, LP                                                      SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.6               Registration Rights Agreement dated as of May 2004                Incorporated by reference to Exhibit 10.6 of
                   between Voyager One, Inc. and Cornell Capital                     the Company's Registration Statement on Form
                   Partners, LP and amended on June 28, 2004 and                     SB-2 filed with the Securities and Exchange
                   February 14, 2005                                                 Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.7               Escrow Agreement dated as of May 2004 between Voyager             Incorporated by reference to Exhibit 10.7 of
                   One, Inc., Butler Gonzalez LLP and Cornell Capital                the Company's Registration Statement on Form
                   Partners, LP                                                      SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.8               Transfer Agent Instructions                                       Incorporated by reference to Exhibit 10.8 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.9               Assignment Agreement dated December 15, 2004 between Cornell      Incorporated by reference to Exhibit 10.9 of
                   Capital Partners, LP and Trey Resources, Inc. and consented       the Company's Registration Statement on Form
                   to by Voyager One on March 8, 2005                                SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.10              Management Agreement between Castle Hill Advisory Group,          Incorporated by reference to Exhibit 10.10 of
                   Quest Manufacturing, Inc. and Silicon Film Technologies, Inc.     the Company's Registration Statement on Form
                   dated October 2, 2003                                             SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.11              Employment Agreement John Lichter effective October 1, 2003       Incorporated by reference to Exhibit 10.11 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.12              Employment Agreement John Lichter effective July 1, 2004          Incorporated by reference to Exhibit 10.12 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.13              Employment Agreement Sebastien DuFort effective                   Incorporated by reference to Exhibit 10.13 of
                   October 1, 2003                                                   the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
------------------ ----------------------------------------------------------------------------------------------------------------
10.14              Employment Agreement Sebastien DuFort effective                   Incorporated by reference to Exhibit 10.14 of
                   July 1, 2004                                                      the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.15              Employment Agreement Jefferson Stanley effective                  Provided herewith
                   September 1, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
10.16              Form of Employment Agreement                                      Incorporated by reference to Exhibit 10.15 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.17              License Agreement between Irvine Sensors Corporation and          Incorporated by reference to Exhibit 10.16 of
                   Itzchak Sapir dated October 7, 1997                               the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.18              Assignment Agreement between Irvine Sensors Corporation and       Incorporated by reference to Exhibit 10.17 of
                   Imagek, Inc. dated September 14, 1998                             the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------

                                       31








------------------ ----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------------------------------------------------------
10.19              Assignment of Sapir Technology between Imagek and Itzchak         Incorporated by reference to Exhibit 10.18 of
                   Sapir, Inc. dated September 14, 1998                              the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.20              Fourth Amendment to License Agreement dated September 14, 1998    Incorporated by reference to Exhibit 10.19 of
                                                                                     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.21              Letter dated March 26, 1999 from Imagek to Itzhak Sapir           Incorporated by reference to Exhibit 10.20 of
                   Amending License Agreement                                        the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.22              Equipment Sublease Agreement #1 effective March 1, 2004           Incorporated by reference to Exhibit 10.21 of
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.          the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.23              Equipment Sublease Agreement #2 effective March 1, 2004           Incorporated by reference to Exhibit 10.22 of
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.          the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.24              Equipment Sublease Agreement #3 effective March 1, 2004           Incorporated by reference to Exhibit 10.23 of
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.          the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.25              Equipment Sublease Agreement #4 effective March 1, 2004           Incorporated by reference to Exhibit 10.24 of
                   between Silicon Film, Inc. and Quest Manufacturing, Inc.          the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.26              Letter Agreement dated December 13, 2004 between Voyager          Incorporated by reference to Exhibit 10.25 of
                   One, Inc. and Cornell Capital Partners, LP regarding              the Company's Registration Statement on Form
                   Registration Rights                                               SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.27              Termination Agreement dated March 17, 2005 between Voyager        Incorporated by reference to Exhibit 10.26 of
                   One, Inc., Cornell Capital Partners, LP and Newbridge             the Company's Registration Statement on Form
                   Securities Corporation terminating Standby Equity Distribution    SB-2 filed with the Securities and Exchange
                   Agreement, related transaction documents and $10,000 convertible  Commission on March 31, 2005, as amended debenture to Newbridge Securities Corporation
------------------ ----------------------------------------------------------------------------------------------------------------
10.28              Extension Letter dated April 15, 2005 to extend deadline under    Incorporated by reference to Exhibit 10.27 of
                   the Investor Registration Rights Agreement dated May 14, 2004     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.29              Extension Letter dated April 28, 2005 to extend deadline under    Incorporated by reference to Exhibit 10.28 of
                   the Investor Registration Rights Agreement dated May 14, 2004     the Company's Registration Statement on Form
                                                                                     SB-2 filed with the Securities and Exchange
                                                                                     Commission on March 31, 2005, as amended
------------------ ----------------------------------------------------------------------------------------------------------------
10.30              Asset Purchase Agreement between Quest Manufacturing, Inc.        Incorporated by reference to Exhibit 10.1 of
                   and Voyager One, Inc. dated October 19, 2005                      the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 21, 2005
------------------ ----------------------------------------------------------------------------------------------------------------
10.31              Addendum effective February 7, 2006, to Asset Purchase Agreement  Incorporated by reference to Exhibit 10.30 of between Quest Manufacturing, Inc. and Voyager One, Inc. executed  the Company's Annual Report on Forn-10-KSB
                   October 28, 2005                                                  filed with the Securities and Exchange
                                                                                     Commission on April 4, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
10.32              Equipment Sublease Termination Agreement between Silicon Film     Incorporated by reference to Exhibit 10.31 of
                   and Quest Manufacturing, Inc. dated December 1, 2005              the Company's Annual Report on Forn-10-KSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on April 4, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
10.33              Amendment to Employment Agreement Dated July 1, 2004              Incorporated by reference to Exhibit 10.32 of
                   John Lichter effective February 1, 2006                           the Company's Annual Report on Forn-10-KSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on April 4, 2006
------------------ ----------------------------------------------------------------------------------------------------------------

                                       32








------------------ ----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.        DESCRIPTION                                                       LOCATION
-----------        -----------                                                       --------
------------------ ----------------------------------------------------------------------------------------------------------------
10.34              Amendment to Employment Agreement Dated July 1, 2004              Incorporated by reference to Exhibit 10.33 of
                   Sebastien DuFort effective February 1, 2006                       the Company's Annual Report on Forn-10-KSB
                                                                                     filed with the Securities and Exchange
------------------ ----------------------------------------------------------------------------------------------------------------
10.35              Engagement agreement between Voyager Petroleum and Hedgemark      Incorporated by reference to Exhibit 10.1 of
                   Advisors, LLC dated June 20, 2006 as amended June 21, 2006        the Company's Quarterly Report on Form 10-QSB
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on November 16, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
10.36              Memorandum of Understanding dated August 11, 2006 between         Incorporated by reference to Exhibit 10 of
                   Voyager Petroleum, Inc. and Applied Color Science                 the Company's Current Report of Form 8-K filed
                                                                                     with the Securities and Exchange Commission on
                                                                                     August 11, 2006
------------------ ----------------------------------------------------------------------------------------------------------------
10.37              Independent Consulting Agreement between Voyager Petroleum, Inc.  Incorporated by reference to Exhibit 10.1
                   and Summit Financial Partners, LLC dated September 22, 2006       the Company's Current Report on Form 8-K filed
                                                                                     with the Securities and Exchange Commission
                                                                                     on September 27, 2006
-----------------  ----------------------------------------------------------------------------------------------------------------
10.38              Consent to Amendment of Independent Consulting Agreement          Incorporated by reference to Exhibit 10.1 of
                   executed between Voyager Petroleum, Inc. and Summit Financial     the Company's Current Report on Form 8-K filed
                   Partners, LLC on September 22, 2006 effective September 28,       with the Securities and Exchange Commission on
                   2006                                                              on October 4, 2006
----------------   -----------------------------------------------------------------------------------------------------------------
10.39              Joint Venture Agreement between Voyager Petroleum, Inc., on       Incorporated by reference to Exhibit 10.2 of
                   behalf of its wholly-owned subsidiary, Silicon Film               the Company's Current Report on Form 8-K filed
                   Technologies, Inc. dated September 22, 2007                       with the Securities and Exchange Commission on
                                                                                     September 27, 2006
-----------------  ----------------------------------------------------------------------------------------------------------------

10.40              Consultant Agreement between Voyager Petroleum, Inc. and          Incorporated by reference to Exhibit 10.1 of
                   Stronghurst, LLC dated October 17, 2006                           the Company's Current Report on Form 8-K/A
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on October 24, 2006
-----------------  ----------------------------------------------------------------------------------------------------------------
10.41              Purchase and Sale Agreement between Deacon Enterprises, Inc.      Incorporated by reference to Exhibit 10.1 of
                   and Voyager Petroleum, Inc. effective January 19, 2007            the Company's Current Report on Form 8-K filed
                                                                                     with the Securities and Exchange Commission on
                                                                                     January 19, 2007
-----------------  ----------------------------------------------------------------------------------------------------------------
10.42              Sublease Agreement between D.A. Stuart Company and Voyager        Incorporated by reference to Exhibit 10.2 of
                   Petroleum, Inc. effective January 19, 2007                        the Company's Current Report on Form 8-K filed
                                                                                     with the Securities and Exchange Commission on
                                                                                     January 19, 2007
-----------------  ----------------------------------------------------------------------------------------------------------------
10.43              Side Letter Agreement between D.A. Stuart Company and Voyager     Incorporated by reference to Exhibit 10.3 of
                   Petroleum, Inc. dated January 17, 2007                            the Company's Current Report on Form 8-K filed
                                                                                     with the Securities and Exchange Commission on
                                                                                     January 19, 2007
-----------------  ----------------------------------------------------------------------------------------------------------------
10.44              Access Agreement by and between Voyager Petroleum, Inc.           Incorporated by reference to Exhibit 10.1 of
                   and D.A. Stuart Company dated as of March 9, 2007.                the Company's Current Report on Form 8-K/A
                                                                                     filed with the Securities and Exchange
                                                                                     Commission on March 22, 2007
----------------   ----------------------------------------------------------------------------------------------------------------
10.45              Form of Securities Purchase Agreement                             Provided herewith
-----------------  ----------------------------------------------------------------------------------------------------------------
14.0               Code of Ethics                                                    Incorporated by reference to Exhibits 14.1 and
                                                                                     14.2 of the Company's Current Report on Form
                                                                                     8-K filed with the Securities and Exchange
                                                                                     Commission on July 15, 2004
------------------ ----------------------------------------------------------------------------------------------------------------
16.0               Letter on Change in Certifying Accountant                         Incorporated by reference to Exhibit 16 of the
                                                                                     Company's Current Report on Form 8-K filed with
                                                                                     the Securities and Exchange Commission on
                                                                                     February 27, 2004
------------------ ----------------------------------------------------------------------------------------------------------------
21.0               Subsidiaries of Company                                           Provided herewith
------------------ ----------------------------------------------------------------------------------------------------------------
31.1               Certification of Chief Financial Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------------------------------------------------------
31.2               Certification of Chief Executive Officer Pursuant to              Provided herewith
                   Section 302 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------------------------------------------------------
32                 Certification of Chief Executive Officer and Chief Financial      Provided herewith
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
------------------ ----------------------------------------------------------------------------------------------------------------

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Set forth below are fees paid to the Company's independent accountants for the past two fiscal years for the professional services performed for the Company.

AUDIT FEES

         In 2005, Mendoza Berger & Company LLP was paid $79,911.06 for professional services rendered in connection with the following:

         -independent audit for the years ending December 31, 2004 and 2003 and for the period from inception (June 28, 2002) to December 31, 2004

         -review of the Forms 10-QSB for the periods ending March 31, 2005, June 30, 2005 and September 30, 2005

         -audit services provided in connection with regulatory filings

         In 2006, Mendoza Berger & Company LLP was paid $44,312.53 for professional services rendered in connection with the following:

         -independent audit for the years ending December 31, 2005 and 2004 and for the period from inception (June 28, 2002) to December 31, 2005

         -review of the Forms 10-QSB for the periods ending September 30, 2005, March 31, 2006 and June 30, 2006 and September 30, 2006

         -Voyager One, Inc.: audit services provided in connection with regulatory filings

         AUDIT RELATED FEES

         None.

TAX FEES

         None.

ALL OTHER FEES

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Voyager Petroleum, Inc.

                      By /s/ Jefferson G. Stanley
                         --------------------------------------------
                         Jefferson G. Stanley, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)
                         Date: 4/13/07

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      By /s/ Jefferson G. Stanley
                         --------------------------------------------
                         Jefferson G. Stanley, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Director
                         Date: 4/13/07