Form 10QSB
period 2007-03-31
Voyager Petroleum, Inc.
filed 2007-05-21
CIK 1140300

PAGE>

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ______ to ______

                         COMMISSION FILE NUMBER 0-32737

                                VOYAGER PETROLUEM, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

            Nevada                                         88-049002272
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       123 E. Hinsdale Avenue-Suite 102A, Hinsdale, IL 60521      (630)325-7130
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

The number of shares of the registrant's common stock as of March 31, 2007:
85,522,244 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               F-2

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    25

Item 3.  Controls and Procedures                                             29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         30

Item 3.  Defaults Upon Senior Securities                                     32

Item 4.  Submission of Matters to a Vote of Security Holders.                32

Item 5.  Other Information                                                   32

Item 6.
     (a) Exhibits                                                            32
     (b) Reports on 8-K During the Quarter                                   33

SIGNATURES AND CERTIFICATES                                                  33

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                           (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                               TABLE OF CONTENTS

                                                                           PAGE

Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statement of Changes in Shareholders' Equity (Deficit).........F-4

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-8


                                 VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                                      (FORMERLY VOYAGER ONE, INC.)
                                     (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------

                                                                            March 31,     December 31,
                                                                              2007            2006
                                                                           -----------     -----------
                                             ASSETS
Current assets:
    Cash                                                                         2,392     $        --
                                                                           -----------     -----------
Other current assets:
    Accounts receivable                                                         37,080          20,328
    Other receivables                                                           50,000          50,000
    Inventory asset                                                                432              --
    Expense advance                                                                 --          48,543
    Prepaid expenses                                                             9,500           9,500
    Prepaid consulting agreements                                              362,709         428,763
                                                                           -----------     -----------
    Total current assets                                                       462,113         557,134
                                                                           -----------     -----------
Property and equipment, net                                                         --              --
                                                                           -----------     -----------
Other assets
    Deposit                                                                     45,247           7,186
    Domain name                                                                     --           8,867
    Deferred financing costs, net                                               18,815          45,835
    Patents, net                                                               565,195         592,991
                                                                           -----------     -----------
    Total other assets                                                         629,257         654,879
                                                                           -----------     -----------
    Total assets                                                             1,091,370     $ 1,212,013
                                                                           ===========     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                       $   357,320     $   395,148
    Accrued expenses                                                         1,201,913       1,245,590
    Accrued interest                                                           100,157          92,186
    Notes payable                                                              481,047         247,742
                                                                           -----------     -----------
     Total current liabilities                                               2,140,437       1,980,666
                                                                           -----------     -----------

Long term note payable                                                         450,000         855,183
                                                                           -----------     -----------
     Total long term liabilities                                               450,000         855,183

Commitments                                                                         --              --`

Stockholders' equity (deficit):
    Preferred Stock Series A, par value $.001, 5,000,000
      shares authorized, 1,000,000 shares
      issued and outstanding at March 31, 2007
      and at December 31, 2006, respectively                                     1,000           1,000
    Common Stock, par value $.001, 200,000,000
      shares authorized, 85,522,244 and 62,835,485
      shares issued and outstanding at March 31, 2007
      and December 31, 2006, respectively                                       85,522          62,835
    Subscribed common stock                                                      4,783              --
    Additional paid in capital                                               7,378,804       6,526,043
    Deficit accumulated during development stage                            (8,969,176)     (8,213,714)
                                                                           -----------     -----------
     Total stockholders' equity (deficit)                                   (1,499,067)     (1,623,836)
                                                                           -----------     -----------
     Total liabilities and stockholders'
      equity (deficit)                                                       1,091,370     $ 1,212,013
                                                                           ===========     ===========

                             See accompanying notes to financial statements




                           VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                                (FORMERLY VOYAGER ONE, INC.)
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006 AND
              CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                        (UNAUDITED)
------------------------------------------------------------------------------------------
                                                                              Cumulative
                                                                              amount from
                                              For the three months ended       inception
                                            ------------------------------      June 28,
                                                                              2002)through
                                              March 31,       March 31,        March 31,
                                                2007             2006             2007
                                            ------------     ------------     ------------

Income
 Sales                                      $     48,960     $         --     $     69,288
 Cost of goods sold
                                                 (36,000)              --          (54,425)
                                            ------------     ------------     ------------
 Gross profit                               $     12,960               --     $     14,863

Operating expenses
 Amortization                               $     27,796     $     47,107     $    667,589
 Automobile expense                                1,565               --           39,312
 Bank service charges                                538               21            8,215
 Depreciation                                         --              775           22,337
 Dues and subscriptions                               --               --              166
 Equipment rental                                     --               --          183,079
 Licenses and permits                              6,816            1,621          250,252
 Insurance                                        16,378           11,704          169,486
 Engineering and office supplies                   5,743              627           24,065
 Financing Expense                                15,409               --           37,354
 Freight                                             370               --              370
 Postage and delivery                                275            1,193           20,532
 Product development                                  --               --          156,927
 Consulting and accounting                       342,947           25,175        1,500,877
 Legal fees                                       34,001           17,370          471,040
 Payroll and payroll taxes                       242,701           66,710        2,244,677
 Reference materials                               1,237               --            1,744
 Rent                                             16,800            3,600          177,371
 Relocation expense                                   --               --           11,819
 Reimbursable expense                                 --               --            3,753
 Repairs and maintenance                           3,126               60           15,688
 Marketing supplies                                   --               --            6,595
 Communication and internet                        3,870            1,853           81,877
 Travel and entertainment                          5,929            2,043           99,241
 Utilities                                           334              306           16,331
 Miscellaneous                                       197              165            2,239
                                            ------------     ------------     ------------
Total operating expenses and loss from
  operations                                     713,072          180,330        6,198,073
Impairment charges related to intangible
  assets                                              --          135,275          135,275
Interest expense                                  42,390           47,718        2,426,366
Gain on cancellation of financing fees                --               --         (172,044)
Gain on sale of equipment                             --          (26,565)         (26,565)
Loss on abandonment of assets                         --               --           10,663
Option and warrant expense                            --               --          397,408
                                            ------------     ------------     ------------
Net loss before income taxes                    (755,462)        (336,758)      (8,969,176)
Provision for income taxes                            --               --               --
                                            ------------     ------------     ------------
Net loss                                    $   (755,462)    $   (336,758)    $ (8,969,176)
                                            ============     ============     ============
Loss per share (basic and
  diluted)                                  $      (0.01)    $      (0.02)
                                            ============     ============
Weighted average number of shares
  outstanding (basic and diluted)             76,653,080       18,113,976
                                            ============     ============

                       See accompanying notes to financial statements




                                              VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                                                   (FORMERLY VOYAGER ONC, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
---------------------------------------------------------------------------------------------------------------------------------
                                    Preferred Stock
                                       Series A               Common Stock
                              ---------------------- ------------------------
                                                                                                         Deficit
                                                                                                       accumulated
                                             Par                    Par value                             during          Total
                                Number of   value     Number of      $0.001   Subscribed   Paid in     development   Stockholders'
                                 shares     $0.001      shares      per share   stock      capital        stage     equity (deficit)
                              ------------ --------- ------------  ---------- ---------- ------------  ------------  --------------
Balance at inception (June
  28, 2002)                            --  $     --           --   $      --  $      --  $        --   $        --   $          --
Issuance of common
 stock for professional
 services                              --        --          200          --         --        1,000            --           1,000
Net loss during the period             --        --           --          --         --           --        (1,000)         (1,000)
                              ------------ --------- ------------  ---------- ---------- ------------  ------------  --------------
Balance at December 31, 2002           --        --          200          --         --        1,000        (1,000)             --

Issuance of founders stock      1,000,000     1,000    8,820,136       8,820         --       (9,820)           --              --

Common stock issued for cash           --        --      990,000         990         --      246,510            --         247,500

Issuance of stock for patents          --        --    3,073,000       3,073         --      765,177            --         768,250

Conversion of notes payable
 into stock                            --        --      280,000         280         --       69,720            --          70,000

Common stock issued in
 connection with financing             --        --       22,504          23         --        5,602            --           5,625

Net loss                               --        --           --          --         --           --      (689,481)       (689,481)
                              ------------ --------- ------------  ---------- ---------- ------------  ------------  --------------
Balance at December  31, 2003   1,000,000     1,000   13,185,840      13,186         --    1,078,189      (690,481)        401,894

Common stock issued for cash           --        --      570,000         570         --      141,930            --         142,500

Issuance of shares for
 services                              --        --      289,600         290         --        8,785            --           9,075

Reverse acquisition                    --        --      954,560         954         --      (34,758)           --         (33,804)

Cancellation of shares                 --        --     (400,000)       (400)        --          400            --              --

Net loss                               --        --           --          --         --           --    (2,615,686)     (2,615,686)
                              ------------ --------- ------------  ---------- ---------- ------------  ------------  --------------
Balance at December 31, 2004    1,000,000  $  1,000   14,600,000   $  14,600  $      --  $ 1,194,546   $(3,306,167)  $  (2,096,021)

Intrinsic value of beneficial
 conversion features of notes
 and debentures                        --        --           --          --         --    1,580,445            --       1,580,445

Conversion of notes payable
 and debentures into stock             --        --      570,544         571         --      815,919            --         816,490

Net loss                               --        --           --          --         --           --    (3,358,256)     (3,358,256)
                              ------------ --------- ------------  ---------- ---------- ------------  ------------  --------------
Balance at December 31, 2005    1,000,000  $  1,000   15,170,544   $  15,171  $      --  $ 3,590,910   $(6,664,423)  $  (3,057,342)
                              ============ ========= ============  ========== ========== ============  ============  ==============



                                              VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                                                   (FORMERLY VOYAGER ONE, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007 CONTINUED
---------------------------------------------------------------------------------------------------------------------------------
                                     Preferred Stock
                                        Series A               Common Stock
                               --------------------- ------------------------
                                                                                                        Deficit
                                                                                                      accumulated
                                               Par                 Par value                             during          Total
                                 Number of    value    Number of     $0.001   Subscribed   Paid in     development    Stockholders'
                                  shares     $0.001     shares      per share   stock      capital        stage     equity (deficit)
                               ------------ -------- ------------  ---------- ---------- ------------  ------------  ---------------
Common stock issued for cash            --       --   27,594,306      27,594         --    1,513,920            --       1,541,514

Common stock issued for
 financing fees                         --       --      200,000         200         --       19,800            --          20,000

Common stock issued upon
 exercise of stock options              --       --      400,000         400         --       99,600            --         100,000

Conversion of notes payable
 and debentures into stock              --       --   13,674,476      13,674         --      409,011            --         422,685

Common stock issued for
 Reimbursement of operating
 expenses                               --       --      251,801         252         --       16,115            --          16,367

Common stock issued for services        --       --    6,486,025       6,486         --      532,337            --         538,823

Cancellation of shares                                  (941,667)       (942)        --      (53,058)           --         (54,000)

Options and warrants issued
 for services                           --       --           --          --         --      397,408            --         397,408

Net loss                                --       --           --          --         --           --    (1,549,291)     (1,549,291)
                               ------------ -------- ------------  ---------- ---------- ------------  ------------  --------------
Balance at December 31, 2006
      (Unaudited)                1,000,000  $ 1,000   62,835,485   $  62,835  $      --  $ 6,526,043   $(8,213,714)  $  (1,623,836)
                               ============ ======== ============  ========== ========== ============  ============  ==============

Common stock issued for cash            --       --    8,379,000       8,379         --      248,729          --           257,108

Conversion of notes payable,
 financing fees and debentures
 into stock                             --       --    5,994,000       5,994         --      227,536          --           233,530

Common stock issued for payroll         --       --    2,780,759       2,781         --      166,963          --           169,744

Common stock issued for services        --       --    5,533,000       5,533         --      209,533          --           215,066

Subscribed common stock                 --       --           --          --      4,783           --          --             4,783

Net loss                                --       --           --          --         --           --      (755,462)       (755,462)
                               ------------ -------- ------------  ---------- ---------- ------------  ------------  --------------
Balance at March 31, 2007
      (Unaudited)                1,000,000  $ 1,000   85,522,244   $  85,522  $   4,783  $ 7,378,804   $(8,969,176)  $  (1,499,067)
                               ============ ======== ============  ========== ========== ============  ============  ==============

                                           See accompanying notes to financial statements




                                VOYAGER PETROLUEM, INC. AND SUBSIDIARY
                                     (FORMERLY VOYAGER ONE, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                 AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                             (UNAUDITED)
----------------------------------------------------------------------------------------------------
                                                                                        Cumulative
                                                                                        amount from
                                                                                         inception
                                                        For the three   For the three    (June 28,
                                                        months ended     months ended   2002) through
                                                          March 31,       March 31,       March 31,
                                                            2007            2006             2007
                                                         -----------     -----------     -----------
Cash flows from operating activities:
Net loss                                                 $  (755,462)    $  (336,758)    $(8,969,176)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Impairment charges related to intangible assets                   --         135,275         136,408
Loss on asset abandonment                                         --              --           9,530
Issuance of common stock for payroll                         169,744              --         169,744
Issuance of common stock for services                        215,066              --         763,964
Issuance of options and warrants for services                     --              --         397,408
Issuance of common stock for financing                            --              --          38,208
Intrinsic value of beneficial conversion feature                  --              --       1,580,445
Conversion of notes payable and debentures into stock             --              --         105,126
Issuance of common stock for accrued interest                     --              --          13,601
Issuance of notes as payment accrued interest                     --              --          99,205
Gain on sale of assets                                            --           7,046           7,046
Notes payable-short term                                     233,305              --         233,305
Loans payable-long term                                     (405,183)             --        (405,183)
Changes in operating assets and liabilities:
 Accounts receivable                                         (16,752)        (31,513)        (37,080)
 Other receivables                                                --              --         (50,000)
 Accumulated amortization-deferred financing                  27,020              --          27,020
 Accumulated depreciation and amortization                    27,796          45,784         850,140
 Accounts payable                                            (30,703)          8,476         353,601
 Accrued liabilities                                         (43,677)         45,978         487,010
 Accrued interest                                              7,971         (33,191)        772,968
 Bank overdraft                                               (7,124)             --              --
 Deferred financing costs                                         --              --          23,201
 Deposits                                                    (38,062)             --         (53,649)
 Domain name                                                   8,867              --           8,867
 Expense advance                                              48,543              --              --
 Inventory                                                      (432)             --            (432)
 Imputed interest                                                 --              --          23,428
 Prepaid expenses                                                 --              --          (9,500)
 Prepaid consulting agreements                                66,054              --         100,441
                                                         -----------     -----------     -----------
Net cash provided by (used in) operating activities      $  (493,029)    $  (158,903)    $(3,324,354)
                                                         -----------     -----------     -----------
Cash flows from investing activities:
 Acquisition of property and equipment                            --              --         (53,533)
 Acquisition of patents                                           --              --        (465,922)
 Sale of fixed assets                                             --          16,718          16,718
 Acquisition of domain name                                       --              --         (10,000)
                                                         -----------     -----------     -----------
Net cash provided by (used in) investing activities               --          16,718        (512,737)
                                                         -----------     -----------     -----------
Cash flows from financing activities:
 Cancellation of financing fees                                   --              --        (172,044)
 Recapitalization                                                 --              --         (33,804)
 Issuance of common stock for cash                           257,108         112,099       2,098,622
 Conversion of notes to common stock                         233,530              --      (1,212,563)
 Issuance of notes payable                                        --          25,000       3,537,785
 Payments on notes payable                                        --              --        (383,296)
 Common stock subscribed                                       4,783              --           4,783
                                                         -----------     -----------     -----------
Net cash provided by (used in) financing activities          495,421         137,099       3,839,483
                                                         -----------     -----------     -----------

Net increase (decrease) in cash                                2,392          (5,086)          2,392

Cash, beginning of period                                         --           6,195              --
                                                         -----------     -----------     -----------
Cash, end of period                                      $     2,392     $     1,109     $     2,392
                                                         ===========     ===========     ===========





                                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                                          (FORMERLY VOYAGER ONE, INC.)
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007 (continued)
                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                                   Cumulative
                                                                                                  amount from
                                                                                                   inception
                                                                 For the three   For the three       (June 28,
                                                                 months ended    months ended    2002) through
                                                                   March 31,       March 31,         March 31,
                                                                     2007            2006             2007
                                                                 ------------    -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                   $        --     $        --      $   18,122
                                                                 ============    ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
      Issuance of Voyager One, Inc. common stock                 $        --     $        --      $  (33,804)
                                                                 ============    ============     =============
      Issuance of 3,073,000 shares of
        common stock for patents acquired                        $        --     $        --      $  768,250
                                                                 ============    ============     =============

      Cancellation of debentures issued for financing fees       $        --     $        --      $ (750,000)
                                                                 ============    ============     =============
      Issuance of convertible debentures for financing fees      $        --     $        --      $  870,000
                                                                 ============    ============     =============
      Issuance of common stock for exercise of options           $        --     $        --      $  100,000
                                                                 ============    ============     =============
      Issuance of common stock for financing fees                $        --     $        --      $   38,208
                                                                 ============    ============     =============
      Issuance of common stock for notes and debentures          $    233,530    $   168,629      $1,679,623
                                                                 ============    ============     =============
      Issuance of common stock for payroll                       $    169,744             --         169,744
                                                                 ============    ============     =============
      Issuance of common stock for services                      $    215,066    $        --      $  356,786
                                                                 ============    ============     =============
      Issuance of options and warrants for services              $        --     $        --      $  397,408
                                                                 ============    ============     =============

                                     See accompanying notes to financial statements

                                                           F-7

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS

         Voyager Petroleum, Inc.(formerly Voyager One, Inc.) conducts its operations through its wholly-owned subsidiary, Sovereign Oil, Inc., ("Sovereign"), a wholly-owned subsidiary formed on March 23, 2007, which intends to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket consistent with the Company's new strategic focus. Voyager is seeking to acquire middle-market companies that refine, blend and bottle private label motor oil and other petroleum-based products as well as acquire facilities to conduct like operations. Acquisition candidates will also include suppliers and distributors of these products. Management will target companies with established wholesale and third-party labeled products, regional distribution channels and seasoned management that would recognize increased revenue and/or significant cost savings from an injection of working capital, wider distribution channels and vertical integration of supply, processing, packaging and distribution.

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

         Management intends to consider other alternatives for its wholly-owned subsidiary Silicon Film Technologies, Inc. since it no longer fits the Company's long-term business plan. While Silicon has developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images, the Company believes that its strategy to conduct business in the oil industry is better suited for generating higher revenues, in the short and long term, will provide increased opportunities for growth and will provide a sustained longevity that may not be present in the photographic industry. Considering all of these factors, management feels that the change in strategy will present greater opportunity to build stockholder value. On September 22, 2006, Voyager entered into a joint venture agreement with Applied Color Science so that Applied Color Science can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. While the joint venture terminated in March, 2007, Voyager is in negotiations with Applied Color regarding possible alternative business transactions.

2.       GOING CONCERN AND MANAGEMENT'S PLANS

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

         The Company's recent introduction into the oil industry will allow the Company to continue its development stage operations and to concentrate its strategy toward the acquisition of middle market companies that blend, bottle, and distribute petroleum-based products for the automotive and manufacturing aftermarket. However, there is no assurance that the necessary long-term funds through the sale of securities or debt financing arrangements will be realized to support these operations and fund future acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDTIED)
--------------------------------------------------------------------------------

3. The following summarizes the significant accounting policies and practices reflected in the accompanying financial statements:

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

         Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in the first quarter of 2007. An impairment loss of $135,275 was recorded for the loss of one patent on March 31,2006.

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

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         As of March 31, 2007, the Company has no property and equipment. See note 5.

         STOCK BASED COMPENSATION

         EXERCISE OF STOCK OPTIONS AND EXCHANGE OF STOCK WARRANT

         On April 28, 2004, the Company issued stock options for 400,000 shares of post stock-split common stock at $0.25 per share to four key employees of the Company which expire in 2009. No vesting period was required. The Company does not have a stock option-based compensation plan. These stock options were exercised on January 12, 2006 and were paid with promissory notes due the Company which were previously assigned from Quest Manufacturing, Inc. to each of the four key employees to be used as payment of the exercise of the options.

         On April 28, 2004, the Company also issued a warrant to CMI Capital, LLC, a financial consulting firm, for 666,666 post stock-split shares of its common stock at $0.25 per share exercisable after February 26, 2005 with an expiration date of February 26, 2010. This warrant was cancelled on July 15, 2004. On the same date, Voyager Petroleum issued a warrant to CMI Capital, LLC, to purchase 666,666 shares of the Company's common stock at $0.25 per share exercisable on and after January 15, 2005. This warrant expires on January 15, 2010. The managers and principals of CMI Capital LLC, a limited liability corporation, are Gerry Martin and Greg Orlandella, each having an equal interest.

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

         As disclosed in Note 6, the Company issued 2,000,000 non-qualified options to an officer of the Company in August 2006. The stock option was valued on the date of grant. The weighted average fair value of each option was $0.09. The fair value of the options was measured using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.13, weighted average life of options of five years, risk free interest rate of 5.00%, and average dividend yield of 0.00%. The Company charged $279,081 to option and warrant expense during the year ended December 31, 2006.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         As disclosed in Note 6, the Company also issued 100,000 non-qualified stock options per month, from August through December, 2006, to a consultant pursuant to a written agreement. The stock options are valued on the date of grant. The weighted average fair value of each option was $0.09, $0.17, $0.09, $0.08 and $0.06 respectively. The fair value of the options was measured using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.25 for all issuances; weighted average life of options of 10 years for August, 9.9 years for September and 9.8 years for October through December, 2006; risk free interest rates of 5.00% for all issuances, and average dividend yield of 0.00%. The Company charged $48,566 to option and warrant expense during the third quarter of 2006.

         As disclosed in Note 6, the Company issued 1,000,000 non-qualified stock options to an officer of the Company in October, 2006. The stock options were valued on the date of grant. The weighted average fair value of each option was $0.07. The fair value of the options was measured using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.07, weighted average life of options of five years, risk free interest rate of 5.00%, and average dividend yield of 0.00%. The Company charged $ 69,761 to option and warrant expense during the year ended December 31, 2006.

         On November 28, 2006, the Company's Board of Directors adopted the "2006 Non-employee Compensation Plan" ("the Plan"). A maximum amount of $2,500,000 shares can be granted under the Plan to outside consultants, professionals, and service providers for compensable services. On February 1, 2007, the Company's Board of Directors adopted the "Amended and Restated Non-Employee Plan" increasing the maximum amount to 5,000,000 shares and also adopted the "2007 Employee Compensation Plan." The total number of shares which may be granted under the employee plan is 2,780,869 shares. All of the shares under both plans are valued at the closing bid price on the day preceding the grant and are registered on a Form S-8 registration statement. On February 1, 2007, the Company issued 2,780,869 of the registered shares under the employee plan to officers which represented accrued back payroll valued at $75,083 based on the closing bid price of $0.027 for the preceding trading day. Each employee sold a portion of the shares and transferred the proceeds to the Company for payment of their respective state and federal tax liability. The Company issued a total of 4,643,197 shares as of the date of this filing under the non-employee plan for services rendered for legal, engineering and consulting services.

         IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in the first quarter of 2007. An impairment loss of $135,275 was recorded on March 31, 2006.

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

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

4.       COMMITMENTS

         OPERATING LEASES

         On November 1, 2005, the Company moved its offices to 16 East Hinsdale Avenue, Hinsdale, Illinois 60521 which was subject to a one year lease at $1,200 per month and payment of the pro rata share of gas, electricity and maintenance. The Company entered into a month to month lease arrangement in order to fully analyze its overall growing needs as it changes its strategic focus to manufacture and distribute petroleum-based products. Total rent expense under this agreement was $3,600 for the three months ended March 31, 2007 and March 31, 2006, respectively.

         On March 19, 2007, Sebastien DuFort, both personally and as President of the Company, executed a two year lease for larger executive office space beginning April 1, 2007 located at 123 East Ogden Avenue-Suite 102A, Hinsdale, Illinois 60521 at $2,600 a month subject to a 5% inflation adjustment for the second year plus payment of electrical and gas. One month's rent was required as a security deposit. Rent expense under this agreement was $5,200 for the three months ended March 31, 2007.

         The Company entered into a Purchase and Sale Agreement, effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a blending facility located in Detroit, Michigan. At the same time, a temporary access agreement with the current tenant became effective which allows the Company access to the premises only, from February 1, 2007 through March 31, 2007. Effective April 1, 2007, the access agreement reverts to a sublease and Voyager will sublease the property until the earlier of August 1, 2007, the closing of the purchase of the facility with Deacon or termination of the purchase agreement subject to the earlier termination of the master lease Deacon has with the current leasee. The charge for access is and the rent will be $4,000 per month plus utilities, repairs, maintenance, taxes, assessments and insurance. The Company incurred an expense of $10,675 for the three months ended March 31, 2007. See Note 5.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         A one-year renewal license starting on March 5, 2005 for organizational software required payments totaling $7,470 in 2005. The balance from 2004 of $9,426 was rolled over with the renewal fee requiring an upfront payment of $2,896 and the remainder of $14,000 was to be paid in four installments of $3,500, the last being in January, 2006. Total payments made in 2005 were $6,396. No payments were made for the three months ended March 31, 2007 and March 31, 2006. The license was not renewed in 2006 leaving an unpaid balance at March 31, 2007 of $10,500. This amount is included in accounts payable.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at:

                                                    March 31,       March 31,
                                                       2007           2006
                                                   ------------    ------------
         Furniture and equipment                   $        --     $        --
         Leasehold improvements                             --              --
                                                   ------------    ------------
                                                                            --
         Accumulated depreciation                           --              --
                                                   ------------    ------------
                                                            --     $        --
                                                   ============    ============

         The Company entered into a Purchase and Sale Agreement, effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a blending facility located in Detroit, Michigan. The total purchase price of $750,000, less a $35,000 deposit held in escrow, is to be paid at closing which shall occur on or before the earlier of six months from the execution of the agreement, ten business days after expiration of a ninety day inspection period or sooner at Voyager's election. In addition to customary closing conditions, Voyager is obligated to obtain, at its own cost, a category S baseline environmental assessment (BEA) and due care plan before closing or within six months after the effective date which is to be filed with the Michigan Department of Environmental Quality. A BEA establishes the environmental condition of the property and pursuant to Michigan law must be completed within forty-five days of occupancy and, if not completed within that time frame, would subject Voyager to liability for any pre-existing conditions.

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

         Depreciation expense is $0.00 and $775 and for the three months ended March 31, 2007 and 2006, respectively.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

6.       PATENT PURCHASE AND NOTE PAYABLE

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

         The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $27,796 and $47,107 for three months ended March 31, 2007 and 2006 respectively.

         On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" and no longer holds any ownership rights in the technology underlying the patent. The Company recorded an impairment loss of $135,275 on March 31, 2006. The balance is:

                                                     March 31,      December 31,
                                                       2007            2006
                                                   ------------    ------------
         Patents                                   $ 1,234,172     $ 1,234,172
         Less: accumulated amortization            $  (533,702)       (505,906)
         Less: impairment loss recorded               (135,275)       (135,275)
                                                   ------------    ------------
                                                   $   565,195     $   592,991
                                                   ============    ============

7.       DEFERRED FINANCING COSTS AND IMPUTED INTEREST

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

         The components of the deferred financing costs are as follows at:
                                                     March 31,     December 31,
                                                       2007           2006
                                                   ------------    ------------
         Deferred financing costs                  $   116,466     $  116,466
         Less: accumulated amortization of fees        (97,651)       (70,361)
                                                   ------------    ------------
         Net deferred financing costs              $    18,815     $   45,835
                                                   ============    ============

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------
8.       INCOME TAXES

         The components of the deferred tax asset are as follows:

                                                    March 31,      December 31,
                                                      2007            2006
                                                   ------------    ------------
         Deferred tax assets:
             Net operating loss carry-forward      $ 2,376,000     $ 2,095,000
             Amortization                                                   --
             Temporary timing difference               961,000         961,000
                                                   ------------    ------------

                                                     3,337,000       3,056,000
         Less: valuation allowance                  (3,337,000)     (3,056,000)
                                                   ------------    ------------
         Net deferred tax assets                   $        --     $        --
                                                   ============    ============

         The Company had available approximately $7,967,000 and $6,267,000 in unused federal and state net operating loss carry-forwards at March 31, 2007 and December 31, 2006, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2026.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2007 and December 31, 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:

                                                     March 31,     December 31,
                                                       2007            2006
                                                   ------------    ------------

         Statutory federal tax (benefit) rate           (34.0)%         (34.0)%
         Statutory state tax (benefit) rate              (3.2)%          (3.2)%
                                                   ------------    ------------
         Effective tax rate                             (37.2)%         (37.2)%
         Valuation allowance                             37.2%           37.2%
                                                   ------------    ------------
                                                           --              --
                                                   ============    ============

9.       CAPITAL STOCK

         The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of $0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of $0.001. As of March 31, 2007 and December 31, 2006, there were 85,522,244 and 62,835,485 shares of Common Stock outstanding, respectively and 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding at March 31, 2007 and December 31, 2006, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. The holders of Common and Series A Preferred Stock vote together as a single class. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         EXERCISE OF STOCK OPTIONS AND EXCHANGE OF STOCK WARRANT

         On April 28, 2004, the Company issued stock options for 400,000 shares of post stock-split common stock at $0.25 per share to four key employees of the Company which expire in 2009. No vesting period was required. These stock options were exercised on January 12, 2006 and were paid with promissory notes due Voyager which were previously assigned from Quest Manufacturing, Inc. to each of the four key employees to be used as payment of the exercise of the options.

         On April 28, 2004, the Company also issued a warrant to CMI Capital, LLC, a financial consulting firm, for 666,666 post stock split shares of its common stock at $0.25 per share exercisable after February 26, 2005 with an expiration date of February 26, 2010. This warrant was cancelled on July 15, 2004. On the same date, Voyager Petroleum issued a warrant to CMI Capital, LLC, to purchase 666,666 shares of the Company's common stock at $0.25 per share exercisable on and after January 15, 2005. This warrant expires on January 15, 2010. The managers and principals of CMI Capital LLC, a limited liability corporation, are Gerry Martin and Greg Orlandella, each having an equal interest.

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

         Neither the options issued in 2006 nor the warrants have been exercised as of March 31, 2007.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------
10.      CONVERTIBLE DEBENTURES

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

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         Conversion of Debt to Equity and Debt Redemption:

         Cornell Capital converted or redeemed the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 as follows:

                   Principal   Interest   Principal   Interest   Number     Conversion
                    Amount      Amount     Amount      Amount     of           Price
           Date    Converted   Converted  Redeemed(A) Redeemed  Shares(B)   Per Share(C)
         --------  ---------   ---------  ----------- -------- -----------  ------------
         12/20/05  $ 20,000    $      --   $    --    $    --    160,000    $0.1250
         02/08/06  $  3,500           --        --         --    280,000    $0.0125
         04/10/06  $ 12,500           --        --         --    714,286    $0.0175
         08/08/06        --           --    10,887(D)     773         --         --
         08/08/06  $ 35,000           --        --         --  1,000,000    $0.0350
         10/06/06  $ 50,000           --        --         --  1,639,344    $0.0305
         12/20/06  $ 18,113           --        --         --  1,341,703    $0.0135
                   --------    ---------   -------    -------  ----------
         Total     $139,113    $      --   $10,887    $   773  5,135,333
                   ========    =========   =======    =======  ==========

         Cornell Capital converted principal balance of the debenture dated
         March 8, 2005 in the original principal amount of $50,000 as follows:

                    Principal   Interest   Principal   Interest  Number     Conversion
                      Amount      Amount    Amount      Amount     of         Price
           Date     Converted   Converted  Redeemed(A) Redeemed  Shares(B)  Per Share(C)
         --------  ---------   ---------  ----------- --------  ---------  ------------

         12/20/06   $11,887     $      --   $    --    $    --     880,519       $ 0.135
         02/14/07(E)$25,000            --        --         --   2,000,000       $0.0125
         02/26/07(E)$ 6,500            --        --         --     391,566       $0.0166
                    --------    ---------   -------    -------  ----------
                    $43,387     $      --   $    --    $    --   3,272,085
                    ========    =========   =======    =======   =========

         (A) Redemption amount equal to 150% of amount redeemed plus accrued interest.
         (B) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (C) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (D) Total cost of redemption is $17,103 representing 150% of principal redeemed plus 5% interest from date of debenture. Cornell is to receive a warrant to purchase 5444 shares of the Company's common stock at an exercise price of $3.75 per share. As of the date of this filing, the warrant has not been issued.
         (E) The Notice of Conversion was received on the date indicated. The shares were not issued until April 18, 2007.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

        Trey Resources converted principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 as follows:

                    Principal   Interest   Principal   Interest  Number     Conversion
                      Amount      Amount    Amount      Amount     of         Price
           Date     Converted   Converted  Redeemed(A) Redeemed  Shares(B)  Per Share(C)
         --------   ---------   ---------  ----------- --------  ---------  ------------
         02/08/06   $  5,500    $      --   $    --    $    --     440,000     $0.0125
         04/10/06   $ 12,500           --        --         --     714,286     $0.0175
         08/08/06         --           --    10,695(D)     759          --          --
         08/08/06   $ 35,000           --        --         --   1,000,000     $0.0350
         10/06/06   $ 50,000           --        --         --   1,639,344     $0.0305
         12/20/06(E)$ 30,000           --        --         --   2,222,222     $0.0135
         02/14/07(F)$  6,305           --        --         --     504,400     $0.0125
                    --------    ---------   -------    -------   ---------
          Total     $143,695    $      --   $10,695    $   759
                    ========    =========   =======    =======   =========


        Trey Resources converted principal balance of the debenture dated
        March 8, 2005 in the original principal amount of $50,000 as follows:

                    Principal   Interest   Principal   Interest  Number     Conversion
                      Amount      Amount    Amount      Amount     of         Price
           Date     Converted   Converted  Redeemed(A) Redeemed  Shares(B)  Per Share(C)
         --------   ---------   ---------  ----------- --------  ---------  ------------

         02/14/07(F)$ 18,695    $           $          $         1,495,600     $0.0125
         02/26/07(F)$  6,500           --        --         --     391,566     $0.0166
                    --------    ---------   -------    -------   ---------
         Total      $ 25,195    $      --   $    --    $    --   1,887,166
                    ========    =========   =======    =======   =========

         (A) Redemption amount equal to 150% of amount redeemed plus accrued interest.
         (B) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (C) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (D) Total cost of redemption is $16,802 representing 150% of principal redeemed plus 5% interest from date of debenture. Cornell is to receive a warrant to purchase 5348 shares of the Company's common stock at an exercise price of $3.75 per share. As of the date of this filing, the warrant has not been issued.
         (E) The Notice of Conversion was dated December 20, 2006. The shares were not issued until January 2, 2007.
         (F) The Notice of Conversion was received on the date indicated. The shares were not issued until April 18, 2007.

                     VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

11.      NOTES PAYABLE

         The notes payable balance consists of the following:

                                                            March 31, 2007        December 31, 2006
                                                           -------------------   -------------------


         18% note payable to BLN Capital Funding, LLC,
             principal and interest due on demand but no
             later than April 30, 2007. 150,000 shares of
             the Company's common stock were issued as a
             commitment fee valued at $7,500 based on
             based on the closing bid price of $0.05 on
             the date of note.                               $        35,000       $            --

         12% note payable to P. Byrne, principal and
             interest due October 15, 2007. A commitment
             fee of $2,250 was payable upon execution.
             Result of a renegotiated note dated
             August 15, 2006 in the original principal
             amount of $35,000.                                       23,647                22,500

         24% note payable to Coan, principal and
             interest due December 31, 2005. Coan was
             repaid $15,000 of the original principal
             balance of $50,000 in 2004. Interest of
             $6,608 and $8,521 was paid in 2004 and
             2006, respectively. Principal of $35,000
             and accrued interest of $9,423.10 was
             converted on 1/19/07 into 1,110,578
             shares of common stock pursuant to a
             Converison Agreement.                                         --                35,000

          5% debentures payable to Cornell Capital,
             principal and interest due March 8, 2008
             convertible into shares of common stock at
             price equal to lesser of (i) 150% of the
             initial bid price of the common stock as
             submitted by a market maker and approved
             by the National Association of Securities
             Dealers or (ii) 50% of the lowest closing
             bid price for the 5 trading days immediately
             preceding the conversion date. Reclassified
             from long-term to short-term debt.                      149,000                     --

        12% note payable to Hackett, principal and
             interest due October 31, 2006. Maturity
             date has not been renegotiated with
             note holder. Principal of $6,800 and
             interest of $469.48 was paid on March
             30, 2007.                                                     --                  6,800


          6% note payable to Hackett, principal and
             interest due March 14, 2997. 100,000
             shares of the Company's common stock
             were issued as a commitment fee of $11,000
             based on the closing bid price of $0.11
             on the note date of September 14, 2006
             which was amortized over the term of
             the note. Maturity date has not been
             renegotiated with note holder.                            50,000                  50,000

          6% note payable to Haggerty, principal and
             interest due February 26, 2007. 90,000
             shares of the Company's common stock
             were issued as a commitment fee valued
             at $9,000 based on based on the closing
             bid price of $0.09 on the trading date
             prior to the note date of August 26, 2006
             which was amortized over the term of the
             note.  Principal and interest of $50,921
             was converted on January 3, 2007 into
             1,273,014 shares of common stock.                             --                   50,000




                      VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2006
                                (UNAUDITED)
--------------------------------------------------------------------------------

                                                            March 31, 2007        December 31, 2006
                                                           -------------------   -------------------

          5% note payable to Haggerty, principal and
             interest due March 20, 2007. Commitment
             fee of $2,459 and interest of $41.10 payable
             as 100,000 shares of common stock within five
             days of execution based on the closing
             bid price of $0.025 on the trading date
             prior to the note date of February 3, 2007.
             Renegotiated note dated January 19, 2007 in
             the original principal amount of $20,000.
             Commitment fee of $5,659 and interest
             of $41.10 was payable as 100,000 shares of
             common stock within thirty days of execution
             based on the closing bid price of $0.057
             on January 18, 2007.                           $        $20,000     $           --

         12% note payable to Hemmel, principal
             and interest due June 30, 2006,
             convertible into common stock
             after company's listing on public
             market for 90 days at a 25% discount
             to the average closing bid price for
             30 trading days preceding the
             conversion date. Hemmel was repaid
             interest of $5,784 in 2005 and
             $100 of the original principal balance
             of $50,000 and interest of $4,505 in 2006.               49,900               49,900

         12% note payable to Nolan, principal and
             interest due April 30, 2006,
             convertible into common stock
             after company's listing on a public
             market for 90 days at a 25% discount
             to the average closing bid price for
             30 trading days preceding the
             conversion date. Nolan was repaid
             $10,978 principal of the original
             principal balance of $50,000 and
             $5,522 interest in 2006. Principal
             of $33,542 and interest of $727.82
             were converted into 1,038,489 shares of
             common stock on January 17, 2007.                             --              33,542

          5% debentures payable to Trey Resources, Inc.,
             principal and interest due March 8, 2008
             convertible into shares of common stock at
             price equal to lesser of (i) 150% of the
             initial bid price as submitted by a market
             maker and approved by the National
             Association of Securities Dealers or
             (ii) 50% of the lowest closing bid price
             for the 5 trading days immediately
             preceding the conversion date. Reclassified
             form long-term to short-term debt                        153,500                   --
                                                           -------------------   -------------------
                                                           $          481,047    $         247,742
                                                           ===================   ===================

         The notes payable - long term balance consists of the following:

                                                              March 31, 2006     December 31, 2006
                                                           -------------------   -------------------
            Long term portion of convertible debentures
            See note 11.                                   $          450,000    $         855,183
                                                           -------------------   -------------------
                                                           $          450,000    $         855,183
                                                           ===================   ===================

                      VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

12.      SUBSEQUENT EVENTS

On April 2, 2007, Voyager Petroleum, Inc. sold 2,500,000 shares of restricted common stock to an unaffiliated third party for a total purchase price of $80,000 pursuant to a securities purchase agreement.

On April 4, 2007, Hemmel elected to convert the outstanding principal of $49,900 and accrued interest of $574 of his convertible note dated January 1, 2005 into 1,121,649 shares of common stock at $0.045 per share representing a 25% discount to the closing bid price of the same date. These shares were issued as free trading upon receipt of an attorney opinion letter indicating that they can be issued free of restrictive legend in accordance with Rule 144(k) under the Securities Act of 1933, as amended.

On April 13, 2007 and May 14, 2007, the Company paid interest of $542.50 and $526, respectively, of the BLN demand note dated February 20, 2007 in the original principal amount of $35,000. Effective April 30, 2007, BLN agreed to extend the maturity date from due on demand but not later than April 30, 2007 to May 30, 2007. Under the terms of the extension, Voyager agreed to issue 100,000 restricted shares of common stock.

On April 19, 2007, Sovereign Oil, Inc.("Sovereign Oil"), a newly formed Nevada corporation and wholly-owned subsidiary of Voyager Petroleum, Inc., entered into a lease agreement with North American Refining Co. ("North American"), a Delaware corporation, located in McCook, Illinois. Sebastien C. DuFort, Voyager's President will also serve as President of Sovereign Oil. North American Refining is a local compounding and blending facility with packaging capabilities. Sovereign Oil intends to blend, compound and package oil products at this facility which will be sold to the automotive and industrial after-markets. The lease is for a term of ninety days with the intention of negotiating a longer lease term prior to its expiration. The total lease price is $10.00 for the lease period with blending and drying fees payable monthly. North American has the right to terminate the Agreement within fifteen days written notice. Under the terms of the Agreement, each party is responsible for any loss that arises out of the actions of its own employees with indemnification to the other party. The Company intends to hire one to two employees to work at this location.

On April 24, 2007, Jefferson Stanley resigned as CEO and CFO from the Company. There was no disagreement or dispute between Mr. Stanley and the Company which led to his resignations. Pursuant to a Separation and Release Agreement, Stanley is to receive (i) 362,904 shares of common stock for accrued and unpaid salary of $22,500 and 564,517 shares of common stock for an accrued and unpaid bonus of $35,000 based upon the closing bid price of the Company's common stock on April 24, 2007, which was $0.062, (ii) $18,750 payable in two cash installments as severance on or before May 15, 2007 and May 30, 2007, respectively, and (iii) reimbursement for up to $1,200 in reasonable expenses. The shares to be issued as well as 2,000,000 shares of common stock underlying an option granted to Stanley on August 29, 2006 are to be included for registration on Form S-8 no later than May 15, 2007. Stanley also agreed to convert his Series A Preferred shares of the Company which he recently purchased from our then CEO, John Lichter, into an aggregate of 500,000 shares of common stock of the Company. Each share of our Series A preferred stock entitles the holder to 100 votes. The Preferred shares were converted in May, 2007 leaving 500,000 preferred shares outstanding.

On April 30, 2007 the Board of Directors of the Company appointed Cathy A. Persin, the Company's Vice President and Corporate Secretary since April, 2004, as the Company's Chief Financial Officer, to fill the vacancy created by Mr. Stanley's resignation. On March 23, 2007, Sebastien C. DuFort also became the President of Sovereign Oil, the Company's wholly-owned subsidiary. As a result of Mr. DuFort's and Ms. Persin's added responsibilities, the Company's Board, on May 18, 2007, increased the annual salary of Mr. DuFort from $180,000 to $220,000 and increased the annual salary of Ms. Persin from $120,000 to $180,00. Both salaries will be retroactive as of April 1, 2007 which marked their three-year tenure with Voyager. Both Mr. DuFort and Ms. Persin receive health and dental benefits pursuant to a standard employment agreement.

On April 27, 2007, the Company issued an unsecured 5% $5,000 note payable to Cathy Persin, its Vice President and Corporate Secretary, with a maturity date of May 2, 2007. On May 2, 2007, the note was retired for $5001 representing outstanding principal and interest.

On May 1, 2007, the Company sold 2,285,715 shares of restricted common stock to an unaffiliated third party for a total purchase price of $80,000 pursuant to a securities purchase agreement.

                      VOYAGER PETROLEUM, INC. AND SUBSIDIARY
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FROM INCEPTION (JUNE 28, 2002) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

On May 4, 2007, the Company formed two additional subsidiaries, 600 S. Deacon LLC and Monarch Petroleum Products, Inc., both Michigan corporations which are intended to own and operate a Detroit blending facility which the Company is currently under contract to purchase this summer provided all contractual terms are met. As of the time of filing, these corporations are inactive.

On May 9, 2007, the Company sold 2,285,715 shares of restricted common stock to an unaffiliated third party for a total purchase price of $80,000 pursuant to a securities purchase agreement. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as amended.

On May 9, 2007, the Company sold 714,286 shares of restricted common stock to an unaffiliated third party for a total purchase price of $25,000 pursuant to a securities purchase agreement. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as amended.

On May 10, 2007, the Company sold 714,286 shares of restricted common stock to an unaffiliated third party for a total purchase price of $25,000 pursuant to a securities purchase agreement. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as amended.

On May 14, 2007, the Company sold 714,286 shares of restricted common stock to an unaffiliated third party for a total purchase price of $25,000 pursuant to a securities purchase agreement. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as amended.

On May 14, 2007 Voyager hired Richard Stiefel as Vice President of Sovereign Oil, Inc., the Company's wholly-owned subsidiary which was formed on March 23, 2007, to assist its President, Mr. DuFort, in its operations. Mr. Stiefel has over 50 years experience in the petroleum industry and signed a standard employment agreement with the company for an unspecified term.

On May 15, 2007, the Company entered into an investor relations service agreement for a term of one year with Prominence Media Corporation (PMC) to design and execute a fully integrated investor relations and media communications program to increase flow of information to the Company's shareholders and the general public and to provide consulting services to the Company. Prominence is to receive 4,000,000 restricted shares of the Company's common stock and is to be granted warrants to purchase an additional four million shares of the Company's common stock at $0.15 per share which are exercisable for two years from the date of grant.

On May 15, 2007, an unaffiliated third party purchased the total outstanding principal and interest of our convertible debentures with Cornell Capital Partners LLP and Trey Resources, Inc. Installment payments under the purchase agreement are secured by the debentures and, in the event of default, Cornell and Trey have the option to exercise all rights thereunder. These debentures were issued pursuant to a securities purchase agreement with Cornell Capital dated May 14, 2004. The Company consented to the purchase.

In May, 2007, the maturity date of the Hackett note dated September 14, 2007 in the original principal amount of $50,000 was extended to June 19, 2007. During May, the Company redeemed principal of $41,941 and interest of $59.

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

         The following information should be read in conjunction with the consolidated financial statements of Voyager One and the notes thereto appearing elsewhere in this filing as well as the 10-KSB filed with the Securities and Exchange Commission on April 13, 2007.

OVERVIEW

         Voyager Petroleum, Inc. intends to acquire reputable middle market petroleum-based lubricant companies that refine, blend and bottle private label motor oil and related products as well as acquire facilities to conduct like operations. Acquisition candidates also include suppliers and distributors of these products.

         The Company's strategy is to target companies with established wholesale and third party labeled products, regional distribution channels and seasoned management that would recognize increased revenue and/or significant cost savings from an injection of working capital, wider distribution channels and vertical integration of supply, processing, packaging and distribution.

RECENT DEVELOPMENTS

         In January, 2007, the Company signed a purchase agreement for a waste oil reclamation facility in Detroit, Michigan. The total purchase price of $750,000, less a $35,000 deposit held in escrow, is to be paid at closing which is to occur at the Company's discretion on or before July 13, 2007 by way of a second amendment to the original agreement which allows additional time for completion of due diligence. The 20,000 square foot facility which will be used to process reclaimed used oil sits on 3.5 acres of land and consists of a warehouse, a processing facility and offices with on-site railroad and truck access. The plant houses 22 outside storage tanks and 32 inside storage tanks for a total storage capacity of 718,000 gallons. The Company has completed a Phase II environmental site assessment of the property for approximately $75,000 via an access agreement with the subtenant which was effective to March 31, 2007. As of April 1, 2007, Voyager is subleasing the property from the subtenant for $4,000 per month plus utilities, repairs, maintenance, taxes and assessments during the lease term which expires on the earlier of August 1, 2007, the closing of the purchase or termination of the purchase agreement without a closing. On May 15, 2007, the Company filed its Baseline Environmental Assessment with the Michigan Department of Environmental Quality.

         On March 19, 2007 Sebastien DuFort, both personally and as President of the Company, executed a two year lease for larger corporate office space beginning April 1, 2007 located at 123 East Ogden Avenue-Suite 102A, Hinsdale, Illinois 60521 at $2,600 a month subject to a 5% inflation adjustment for the second year plus payment of electrical and gas. The effective date of relocation will be April 15, 2007.

         On March 23, 2007, the Company formed a wholly-owned subsidiary, Sovereign Oil, Inc., a Nevada corporation, to run its Illinois operations. Our President, Sebastien C. DuFort will also serve as the President of Sovereign Oil as well. To assist Mr. DuFort, Sovereign Oil recently hired Richard Stiefel, who has over fifty years experience in the petroleum industry to serve as Vice President. Mr. Stiefel was a founder of and built one of the largest independent oil companies in its time. Prior to coming to Voyager, Mr. Stiefel blended and packaged in excess of 400,000,000 quarts of oil annually, this included blending, packaging, and distribution for three major brands as well as marketing private label oil. Mr. Stiefel signed a standard employment agreement with the company for an unspecified term.

         On April 19, 2007, Sovereign Oil entered into a lease agreement with North American Refining Co., a local compounding and blending facility with packaging capabilities. Sovereign Oil intends to blend, compound and package oil products at this facility which will be sold to the automotive and industrial after-markets. The Company intends to hire one to two employees to work at this location.

         On April 30, 2007, Cathy A. Persin was appointed the Company's Chief Financial Officer to fill the vacancy created upon Jefferson's Stanley's resignation. Ms. Persin has served as the Company's Vice President and Corporate Secretary since March, 2004.

         On May 4, 2007, the Company formed two additional wholly-owned subsidiaries. The Company anticipates that 600 S. Deacon LLC and Monarch Petroleum, Inc., will respectively own and operate the Detroit blending facility provided due diligence is satisfactorily completed. In November, 2006, Voyager hired a Vice President of supply operations with twenty-four years of experience sourcing and processing used oil who will oversee the Detroit facility once it is operational. As of the date of this filing, these corporations are inactive.

         On May 15, 2007, the Company entered into an investor relations service agreement for a term of one year with Prominence Media Corporation to design and execute a fully integrated investor relations and media communications program to increase flow of information to the Company's shareholders, business publications, investor media, broker-dealers, fund managers, institutional investors, market makers, analysts, investment advisors, and other members of the financial community as well as the general public. All expenses, including out of pocket expenses, incurred by Prominence will be its responsibility. The agreement contains a confidentiality provision and reciprocating indemnification clauses. Prominence is to receive 4,000,000 restricted shares of the Company's common stock and warrants to purchase an additional four million shares of the Company's common stock at $0.15 per share which are exercisable for two years from the date of grant.


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

EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

         The net loss for the three months ended March 31, 2007 was $755,462 compared to $336,758 for the three months ended March 31, 2006, an increase of $418,704 largely attributable to consulting fees, engineering expenses related to environmental testing of the Detroit property which we are under contract to purchase and payroll and payroll taxes.

         Total operating expenses and loss from operations before interest of $42,390 for the three months ended March 31, 2006 were $713,072 compared to $180,330 for the three months ended March 31, 2006, an increase of $532,742. The operating expenses for the three months ended March 31, 2007 consisted primarily of amortization of $27,796, insurance of $16,378, financing expense of $15,409, consulting and accounting of $342,947, legal fees of $34,001, and payroll and payroll taxes of $242,701. The consulting and accounting services are comprised of $10,908 in accounting fees for 2006 audit-related services, $195,553 for amortization of prepaid business and financial consulting fees, $47,686 for engineering surveys and environmental testing of the Detroit facility, $48,543 to Castle Hill Advisory Group, an entity which is controlled by Mr. DuFort, our President, for financial business development services and establishment of customer base, $35,000 for acquisition consulting, $4,089 for sales consulting and $1,168 for web and logo design services.

NOTES

         The following table summarizes the nature and amount of all notes payable and convertible debt at March 31, 2007. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                            Annual                                    Principal
               Type                        Interest    Conversion     Maturity        Amount at
Date        Investment      Beneficiary      Rate     Discount Rate     Date        March 31, 2007
---------- --------------   ------------   --------   -------------   --------     ---------------
01/01/05   Conv.Note        Hemmel             12%        25%(1)       06/30/06(2)  $   49,900.00
03/08/05   Conv.Debenture   Cornell             5%        (3)          03/08/08     $    6,613.02(4)
03/08/05   Conv.Debenture   Trey Resources      5%        (3)          03/08/08     $   24,804.79(5)
03/08/05   Conv.Debenture   Cornell             5%        (3)          03/08/08     $   62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (3)          03/08/08     $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (3)          03/08/08     $   62,500.00
03/08/05   Conv.Debenture   Trey Resources      5%        (3)          03/08/08     $   62,500.00
03/08/05   Conv.Debenture   Cornell             5%        (3)          03/08/08     $   17,386.98
03/08/05   Conv.Debenture   Trey Resources      5%        (3)          03/08/08     $    3,695.21
05/25/05   Conv.Debenture   Cornell             5%        (3)          05/25/08     $  350,000.00
10/11/05   Conv.Debenture   Cornell             5%        (3)          10/11/08     $  100,000.00
08/16/06   Note Payable     P. Byrne           12%        N/A          10/15/06     $   23,646.58(6)
09/14/06   Note Payable     Hackett             6%        N/A          06/19/07     $   50,000.00(7)
02/03/07   Note Payable     Haggerty            5%        N/A          06/19/07     $   20,000.00(8)
                                                                                    -------------
                                                                      Total         $  896,046.58
                                                                                    =============

(1) The conversion price is equal to 75% of the average closing bid price of our common stock for the thirty trading days immediately preceding the conversion date provided Voyager Petroleum has been listed on a public market for ninety days.

(2) The maturity date was extended to May 14, 2007 in April, 2007. Thereafter, the noteholder elected to convert the outstanding principal of $49,900 and accrued interest of $574 into 1,121,649 shares of common stock at $0.045 per share representing a 25% discount to the closing bid price of the same date. These shares were issued as free trading upon receipt of an attorney opinion letter indicating that they can be issued free of restrictive legend in accordance with Rule 144(k) under the Securities Act of 1933, as amended.

(3) The conversion price is equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.


(4) Cornell Capital converted principal balance of the debenture dated March 8, 2005 in the original principal amount of $50,000 as follows:

                    Principal   Interest   Principal   Interest  Number     Conversion
                      Amount      Amount    Amount      Amount     of         Price
           Date     Converted   Converted  Redeemed(A) Redeemed  Shares(B)  Per Share(C)
         --------  ---------   ---------  ----------- --------  ---------  ------------
         12/20/06   $11,887     $      --   $    --    $    --     880,519       $ 0.135
         02/14/07(D)$25,000            --        --         --   2,000,000       $0.0125
         02/26/07(D)$ 6,500            --        --         --     391,566       $0.0166
                    --------    ---------   -------    -------   ---------
                    $43,387     $      --   $    --    $    --   3,272,085
                    ========    =========   =======    =======   =========

         (A) Redemption amount equal to 150% of amount redeemed plus accrued interest.
         (B) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (C) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (D)      The Notice of Conversion was received on the date indicated.
                  The shares were not issued until April 18, 2007.




(5)     Trey Resources converted principal balance of the debenture dated
        March 8, 2005 in the original principal amount of $50,000 as follows:

                    Principal   Interest   Principal   Interest  Number     Conversion
                      Amount      Amount    Amount      Amount     of         Price
           Date     Converted   Converted  Redeemed(A) Redeemed  Shares(B)  Per Share(C)
         --------   ---------   ---------  ----------- --------  ---------  ------------

         02/14/07(D)$ 18,695    $           $          $         1,495,600     $0.0125
         02/26/07(D)$  6,500           --        --         --     391,566     $0.0166
                    --------    ---------   -------    -------   ---------
         Total      $ 25,195    $      --   $    --    $    --   1,887,166
                    ========    =========   =======    =======   =========


         (A) Redemption amount equal to 150% of amount redeemed plus accrued interest.
         (B) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
         (C) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
         (D) The Notice of Conversion was received on the date indicated. The shares were not issued until April 18, 2007.

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

(7) A commitment fee of $11,000 was paid as the issuance of 100,000 restricted shares of common stock of Voyager based on the closing bid price of $0.11 as of September 14, 2006.

(8) A commitment fee of $2,458.90 was payable as the issuance of 98,356 restricted shares and interest of $41.10 was payable as 1644 restricted shares of Voyager's common stock based on the closing bid price of $0.025 as of February 2, 2007. This was a result of a renegotiated 5% note payable dated January 19, 2007 with an original principal balance of $20,000 and a maturity date of February 3, 2007. A commitment fee of $5,658.90 and interest of $41.10 were paid as the issuance of 100,000 shares of common stock valued at the closing bid price of $0.057 on the trading date preceding the note.


FINANCIAL RESOURCES AND LIQUIDITY

         Voyager One is accounted for as a development stage company. We had $48,960 in sales for anti-freeze and lubricant-based air freshener for the three months ended March 31, 2007 as compared with no sales for the three months ended March 31, 2006. At March 31, 2007, we had current assets of $462,113 and current liabilities of $2,140,437. As a result, we had a working capital deficit of $1,678,324. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $357,320, accrued expenses of $1,201,913, accrued interest of $100,157 and short-term notes payable of $481,047. Convertible debentures totaling $302,500 were reclassified from long-term to short-term debt in the first quarter of 2997. In addition, long-term convertible debt totaled $450,000.

         For the three months ended March 31, 2007, net cash used in operations was $493,029, net cash used in investing activities was $0.00 and net cash provided by financing activities was $495,421. Net cash used in operations consisted of a net loss of $755,462, short-term notes payable of $233,305, long-term loans payable of $405,183, accounts receivable of $16,752, accounts payable of $30,703, accrued liabilities of $43,677, bank overdraft of $7,124, deposits of $38,062 and inventory of $432 offset by issuance of common stock for payroll of $169,744, issuance of common stock for services of $215,066, accumulated amortization for deferred financing of $27,020, accumulated amortization for patents of $27,796, accrued interest of $7,971, sale of domain name of $8,867, expense advance of $48,543, and prepaid consulting agreements of $66,054. Net cash provided by financing activities consisted of the issuance of common stock for cash totaling $257,108 and conversion of notes to common stock of 233,530 and common stock subscribed of $4,783.

         We have relied exclusively on external financing, loans from officers, directors and unaffiliated third parties and the sale of our common stock to fund our operations and cover our up-front costs.

         Our current cash assets at March 31, 2007 are $2,392. In the third quarter of 2006, we raised a total of $492,108. $437,108 came from the sales of securities and $55,000 came from an unaffiliated third party through a short term loan. An additional $8,867 came from the sale of our domain domain name of www.side.com to an unaffiliated third party. The proceeds were used as a deposit toward the purchase of the Detroit blending facility together with engineering and legal fees for environmental assessment thereof, payments towards promissory notes and for general corporate obligations.

         Our primary need for cash during the next six months will be to satisfy some current liabilities which total $2,140,437, specifically, the payment of notes payable which will mature and some past due accounts as well as day-to-day and other operating expenses including the completion of a due care plan for the Detroit facility and associated engineering and legal fees, the Detroit facility rent of $4,000 per month, the hiring of additional employees and the purchase of basic office equipment and accounting software to sustain anticipated increased activities. By June 30, 2007, we anticipate a need to raise $500,000 to satisfy these needs. In addition, we will need to seek financing in the amount of $1.5 million from outside sources to fund the purchase of processing equipment at about $500,000 and the ultimate purchase of the Detroit reclamation facility at $750,000, assuming due diligence is satisfactory. In order to further finance growth, we expect that, by the end of 2007, we will need to raise an additional $5 to $10 million to fund additional acquisitions of middle market companies and facilities that refine, blend, bottle and distribute lubricant oil products.

         To fund our operations and cover our up-front costs, we have relied, and will continue to rely upon, the sale of securities, funds provided by certain officers and directors, loans and other debt or equity financing arrangements with third parties. While we currently do not have any financing arrangements or agreements in place to obtain the funds necessary to cover these operational expenses, capital expenditures and potential acquisitions, we are actively pursuing private debt and equity sources and are in negotiations with third parties regarding the financing of the Detroit processing equipment and for the facility itself if due diligence is satisfactory completed. Management anticipates that there will be an increase in operating expenses for the start-up of operations in the Detroit facility and, generally, a higher level of fixed administrative expenses. But the Company also expects that these administrative expenses will remain relatively the same over time and that there will be a significant increase in sales to offset them. In the fourth quarter of 2006, we received a twelve-month purchase order in excess of $4 million for re-processed waste oil from a nearby distributor which we have been unable to fulfill until the Detroit facility is operational. As soon as we finance and install processing equipment and start operations in the reclamation facility, we expect to be able to fulfill this order. If we are unsuccessful in obtaining additional working capital, we may need to curtail operations which may result in a lower stock price or cause us to cease operations altogether.

         The Company is actively engaged in discussions with individuals and companies that are involved in the recycling, re-processing, and distributing of used waste oil. A failure to obtain or retain the necessary human or physical resources to conduct operations would materially affect sales or income from continuing operations.

Item 3.  Controls and Procedures.

         As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the fiscal year covered by this Report.

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

         On January 19, 2007, the Company issued an unsecured 5% $20,000 note payable to Haggerty with principal due on February 3, 2007. Interest of $41 and a commitment fee of $5,659 were paid by issuing 722 shares and 99,278 shares, respectively, of common stock, based on the closing bid price of $0.057 per share for the previous trading day. On February 3, 2007, the outstanding principal of $20,000 was rolled over into a new unsecured 5% note with a maturity date of March 20, 2007. Interest of $41 and a commitment fee of $2,459 were paid by issuing 1644 shares and 98,356 shares, respectively, of restricted common stock based on the closing bid price of $0.025 per share for the previous trading day.
         The maturity date was extended to May 13, 2007.

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

         On February 14, 2007, Voyager Petroleum received a notice of conversion from Cornell Capital to convert $25,000 of the principal balance of a debenture dated March 8, 2005 in the original principal amount of $50,000 into 2,000,000 restricted shares of common stock at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The shares were issued on April 18, 2007.

         On February 14, 2007, Voyager Petroleum received a notice of conversion from Trey Resources, Inc. to convert $25,000 of the outstanding principal and accrued interest of a debenture dated March 8, 2005 in the original principal amount of $150,000 and partial principal of a debenture dated March 8, 2005 in the original principal amount of $50,000 into 2,000,000 restricted shares of common stock at $0.0125 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The shares were issued on April 18, 2007.

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

         On February 26, 2007, Voyager Petroleum received a notice of conversion from Cornell Capital to convert $6,500 of the principal balance of a debenture dated March 8, 2005 in the original principal amount of $50,000 into 391,566 restricted shares of common stock at $0.0166 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The shares were issued on April 18, 2007.

         On February 26, 2007, Voyager Petroleum received a notice of conversion from Trey Resources, Inc. to convert $6,500 of the principal balance of a debenture dated March 8, 2005 in the original principal amount of $50,000 into 391,566 restricted shares of common stock at $0.0166 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The shares were issued on April 18, 2007.

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

         The proceeds were used to retire a promissory note, for partial payments of promissory notes and for general corporate obligations. The above shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of stockholders in the first quarter of 2006.

Item 5.  Other Information.

         None.

Item 6.

(a)      Exhibits.


-----------  ----------------------------------------------------------------- ------------------------------------------------
EXHIBIT NO.    DESCRIPTION                                                       LOCATION
-----------  ----------------------------------------------------------------- ------------------------------------------------
4.1          Short term promissory note between Voyager Petroleum, Inc. and    Provided herewith
             Cathy A. Persin, Vice President and Corporate Secretary, dated
             April 27, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.1         Purchase and Sale Agreement between Deacon Enterprises, Inc. and  Incorporated by reference to Exhibit 10.1 of
             Voyager Petroleum, Inc. effective January 19, 2007                Company's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               January 24, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.2         Sublease Agreement between D.A. Stuart Company and Voyager        Incorporated by reference to Exhibit 10.2 of
             Petroleum, Inc. effective January 19, 2007                        Company's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               January 24, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.3         Side Letter Agreement between D.A. Stuart Company and Voyager     Incorporated by reference to Exhibit 10.3 of
             Petroleum, Inc. effective January 17, 2007                        Company's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               January 24, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.4         Access Agreement by and between Voyager Petroleum, Inc. and       Incorporated by reference to Exhibit 10.1 of
             D.A. Stuart Company dated as of March 9, 2007                     Company's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               March 22, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.5         First Amendment To Purchase and Sale Agreement between            Provided herewith
             Voyager Petroleum Inc. and Deacon Enterprises, Inc. dated
             April 18, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.6         Second Amendment To Purchase and Sale Agreement between           Provided herewith
             Voyager Petroleum Inc. and Deacon Enterprises, Inc. dated
             May 11, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.7         Lease Agreement between North American Refining Co. and Sovereign Incorporated by reference to Exhibit 10.1 of
             Oil, Inc., a wholly-owned subsidiary of Voyager Petroleum, Inc.,  Company's Current Report on Form 8-K filed with
             Dated April 19, 2007                                              the Securities and Exchange Commission on
                                                                               April 20, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.8         Separation and Release Agreement, dated April 24, 2007, by and    Incorporated by reference to Exhibit 10.1 of
             between Voyager Petroleum, Inc. and Jefferson Stanley             Company's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               May 1, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.9         Employment Agreement, dated March 1, 2004, by and between         Incorporated by reference to Exhibit 10.1 of
             Silicon Film Technologies, Inc. and Cathy A. Persin               Company's Current Report on Form 8-K filed with
                                                                               the Securities and Exchange Commission on
                                                                               May 1, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
10.10        Investor Relations Service Agreement between Voyager Petroleum,   Provided herewith
             Inc. and Prominence Media Corporation dated May 15, 2007
-----------  ----------------------------------------------------------------- ------------------------------------------------
31.1         Certification of Chief Financial Officer Pursuant to              Provided herewith
             Section 302 of the Sarbanes-Oxley Act
-----------  ----------------------------------------------------------------- ------------------------------------------------
31.2         Certification of Chief Executive Officer Pursuant to              Provided herewith
             Section 302 of the Sarbanes-Oxley Act
----------- --------------------------------------- -------------------------- ------------------------------------------------
32           Certification of Chief Executive Officer and Chief Financial      Provided herewith
             Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
----------- -----------------------------------------------------------------  ------------------------------------------------

                                             32

(b)      Reports on 8-K During the Quarter.

         On January 22, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 3.02 (Unregistered Sale of Securities).

         On January 24, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 1.01(Entry Into a Material Agreement), Item 2.03 (Creation of a Direct Financial Obligation or an Obligation Under An Off-Balance Sheet Arrangement Of A Registrant), and
         Item 9.01 (Financial Statements and Exhibits).

         On February 28, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 3.02 (Unregistered Sale of Securities).

         On March 22, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 1.01(Entry Into a Material Agreement),
         Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers, and Item 9.01 (Financial Statements and Exhibits).

         On March 22, 2007, the Company filed a Form 8-K/A to file Amendment No. 1 to Current Report on Form 8-K filed on March 22, 2007 with the Securities and Exchange Commission under Item 1.01(Entry Into a Material Agreement), Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers, and Item 9.01 (Financial Statements and Exhibits).



                                   SIGNATURES
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Voyager One, Inc.

                              By /s/ Sebastien C. DuFort
                                 -----------------------------------------------
                                 Sebastien C. DuFort, President
                                 (Chief Executive Officer)
                                 Date: 05/21/07

                              By /s/ Cathy A. Persin
                                 -----------------------------------------------
                                 Cathy A. Persin, Chief Financial Officer
                                 Date: 05/21/07

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By /s/ Sebastien C. DuFort
                                 -----------------------------------------------
                                 Sebastien C. DuFort, President
                                 (Chief Executive Officer)
                                 Date: 05/21/07

                              By /s/ Cathy A. Persin
                                 -----------------------------------------------
                                 Cathy A. Persin, Chief Financial Officer
                                 Date: 05/21/07