Form 10QSB
period 2007-06-30
Voyager Petroleum, Inc.
filed 2007-08-20
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

                                       OR

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-32737

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Nevada                                               88-049002272
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 123 E. Hinsdale Avenue - Suite 102A
           Hinsdale, IL                                                 60521
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)


                    Issuer's telephone number: (630) 325-7130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes / / No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock as of August 17, 2007 is:
123,729,136


Transitional Small Business Disclosure Format: Yes / / No /X/

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  1

Item 2.  Management's Discussion and Analysis or Plan of Operation            15

Item 3.  Controls and Procedures                                              19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             21

SIGNATURES                                                                    22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2007


                                 VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                       (FORMERLY VOYAGER ONE, INC.)
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)

                                                                               June 30,      December 31,
                                                                                2007             2006
                                                                             ------------    ------------
                                     ASSETS
Current Assets
  Cash                                                                       $     33,497    $         --

   Accounts Receivable                                                             48,290          20,328

   Other Receivables                                                                   --          50,000

  Inventory                                                                       106,988              --

  Expense Advance                                                                      --          48,543

  Prepaid Expenses                                                                  9,500           9,500

  Prepaid Consulting Agreements                                                   726,842         428,763
                                                                             ------------    ------------

    Total Current Assets                                                          925,117         557,134


Property and Equipment, net of accumulated depreciation of $7,681
  and $0 at June 30, 2007 and December 31, 2006, respectively                      34,180              --


Deposits                                                                           45,328           7,186

Domain Name                                                                            --           8,867
Deferred Financing Costs, net of accumulated amortization of $101,617 and
  $70,631, at June 30, 2007 and December 31, 2006, respectively                    14,849          45,835
Patents, net of accumulated amortization of $561,498 and $505,906, at
  June 30, 2007 and December 31, 2006, respectively                               537,399         592,991
                                                                             ------------    ------------
  Total Assets                                                               $  1,556,873    $  1,212,013
                                                                             ============    ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Accounts Payable                                                           $    430,696    $    395,148

  Accrued Expenses                                                              1,012,369       1,245,590

  Accrued Interest                                                                195,682          92,186

  Notes Payable, current portion                                                  632,153         247,742
                                                                             ------------    ------------
    Total Current Liabilities
                                                                                2,270,900       1,980,666


Long Term Note Payable                                                            100,000         855,183
                                                                             ------------    ------------
  Total Liabilities                                                             2,370,900       2,835,849


Commitments                                                                            --              --

Stockholders' (Deficit)
   Preferred Stock Series A, par value $.001, 5,000,000 shares authorized,
      500,000 shares and 1,000,000 shares issued and outstanding at
      June 30, 2007 and December 31, 2006, respectively                               500           1,000
   Common Stock, par value $.001, 200,000,000 shares authorized,
      111,157,950 and 62,835,485 shares issued and outstanding at
      June 30, 2007 and December 31, 2006, respectively                           111,158          62,835

   Subscribed common stock                                                        155,000              --

   Additional paid in capital                                                   9,644,299       6,526,043
   Deficit accumulated during development stage                               (10,724,984)     (8,213,714)
                                                                             ------------    ------------
Total Stockholders' (Deficit)                                                    (814,027)     (1,623,836)
                                                                             ------------    ------------
Total Liabilities and Stockholders' (Deficit)                                $  1,556,873    $  1,212,013
                                                                             ============    ============


                 See accompanying Notes to these Condensed Consolidated Financial Statements.

                                                    2





                                              VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (FORMERLY VOYAGER ONE, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                             (UNAUDITED)


                                                                                                                  From inception
                                                        Three Months Ended              Six Months Ended         (June 28, 2002) to
                                                    June 30,        June 30,        June 30,        June 30,         June 30,
                                                      2007            2006            2007            2006             2007
                                                  ------------    ------------    ------------    ------------    ------------
Revenues:
   Sales                                          $     48,290    $         --    $     97,250    $         --    $    117,578

      Cost of goods sold                               (27,505)             --         (63,505)             --         (81,930)
                                                  ------------    ------------    ------------    ------------    ------------

Gross Profit                                            20,785              --          33,745              --          35,648

Operating, general and administrative expenses:
      Communications                                    16,482           3,400          20,352           5,253          98,359
      Payroll                                          208,855          32,338         451,556          99,048       2,453,532
      Professional fees                                632,312          30,846         975,259          56,021       2,133,190
      Rent                                              18,400           3,600          35,200           7,200         195,771
      Depreciation and amortization                     35,477          13,750          63,273          60,857         725,403
      Other operating general and
        administrative expense                          36,740          39,235         128,658          75,119       1,554,946
                                                  ------------    ------------    ------------    ------------    ------------
                                                       948,266         123,169       1,674,298         303,498       7,161,201
                                                  ------------    ------------    ------------    ------------    ------------
Operating loss                                        (927,481)       (123,169)     (1,640,553)       (303,498)     (7,125,553)

Non-operating income (expense):
      Impairment charges related to
        intangible assets                                   --              --              --        (135,275)       (135,275)
      Interest expense                                 (22,446)        (28,928)        (64,836)        (76,647)     (2,448,812)
      Gain on cancellation of financing fees                --              --              --              --         172,044
      Gain on sale of equipment                             --              --              --          26,564          26,564
      Loss on abandonment of assets                         --              --              --              --         (10,663)
      Option and warrant expense                      (805,881)             --        (805,881)             --      (1,203,289)
                                                  ------------    ------------    ------------    ------------    ------------
                                                      (828,327)        (28,928)       (870,717)       (185,358)     (3,599,431)

                                                  ------------    ------------    ------------    ------------    ------------
Net Loss                                          $ (1,755,808)   $   (152,097)   $ (2,511,270)   $   (488,856)   $(10,724,984)
                                                  ============    ============    ============    ============    ============


Loss per shares (basic and diluted)               $      (0.02)   $      (0.00)   $      (0.03)   $      (0.02)
                                                  ============    ============    ============    ============

Weighted average number of shares
       Outstanding (basic and diluted)              99,419,005      33,952,496      88,657,050      26,069,602
                                                  ============    ============    ============    ============


                            See accompanying Notes to these Condensed Consolidated Financial Statements.





                                              VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                                    (FORMERLY VOYAGER ONE, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED CONSOLIDATED STATEMENT SHAREHOLDER'S DEFICIT
                                                             (UNAUDITED)

                        Preferred Stock Series A         Common Stock                                      Deficit
                                                                                                         accumulated
                                                                                            Additional   during the
                         Number of      Par        Number of        Par       Subscribed     Paid in     development
                          Shares       $0.001        Shares        $0.001        Stock       Capital        stage          Total
                        ----------  ------------  ------------  ------------  ------------ ------------  ------------  ------------
Balance at
  December 31, 2005      1,000,000  $      1,000    15,170,544  $     15,171  $         -- $  3,590,910  $ (6,664,423) $ (3,057,342)

Common stock issued
  for cash                      --            --    27,594,306        27,594            --    1,513,920            --     1,541,514

Common stock issued
  for financing fees            --            --       200,000           200            --       19,800            --        20,000

Common stock issued
  upon exercise of
  stock options                 --            --       400,000           400            --       99,600            --       100,000

Conversion of notes
  payable and
  debentures into stock         --            --    13,674,476        13,674            --      409,011            --       422,685

Common stock issued
  for reimbursement of
  operating expenses            --            --       251,801           252            --       16,115            --        16,367

Common stock issued
  for services                  --            --     6,486,025         6,486            --      532,337            --       538,823

Cancellation of shares          --            --      (941,667)         (942)           --      (53,058)           --       (54,000)

Options and warrants
  issued for services           --            --            --            --            --      397,408            --       397,408


Net loss                        --            --            --            --            --           --    (1,549,291)   (1,549,291)
                        ----------  ------------  ------------  ------------  ------------ ------------  ------------  ------------

Balance at
  December 31, 2006      1,000,000         1,000    62,835,485        62,835            --    6,526,043    (8,213,714)   (1,623,836)

Common stock issued
  for cash                      --            --    18,397,288        18,397            --      654,111            --       672,508

Conversion of notes
  payable and debentures
  into stock                    --            --    13,727,724        13,729            --      395,008            --       408,737

Common stock issued for
  payroll                       --            --     3,708,180         3,708            --      223,536            --       227,244

Common stock issued for
  services                      --            --    11,989,273        11,989            --    1,039,720            --     1,051,709

Common stock subscribed         --            --            --            --       155,000           --            --       155,000

Conversion of preferred
  shares to common stock  (500,000)         (500)      500,000           500            --           --            --            --

Options and warrants
  issued for services           --            --            --            --            --      805,881            --       805,881

Net loss                        --            --            --            --            --           --    (2,511,270)   (2,511,270)
                        ----------  ------------  ------------  ------------  ------------ ------------  ------------  ------------

Balance at
  June 30, 2007            500,000  $        500   111,157,950  $    111,158  $    155,000 $  9,644,299  $(10,724,984) $   (814,027)
                        ==========  ============  ============  ============  ============ ============  ============  ============


                             See accompanying Notes to these Condensed Consolidated Financial Statements






                                VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                      (FORMERLY VOYAGER ONE, INC.)
                                      (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                                                         From inception
                                                                                        (June 28, 2002) to
                                                        June 30, 2007    June 30, 2006    June 30, 2007
                                                         ------------     ------------     ------------
Cash Flows from Operating Activities:
     Net Loss                                            $ (2,511,270)    $   (488,856)    $(10,724,984)

     Adjustments to reconcile net loss to net cash
      used by operating activities:
        Deferred financing costs                               30,986               --           54,187
        Depreciation and
        amortization                                           63,273           59,534          885,617
        Impairment loss on intangibles                             --          135,275          136,408
        Loss on asset abandonment                                  --               --            9,530
        Imputed interest                                           --               --           23,428
        Issuance of common stock for services and
        payroll                                             1,278,953               --        1,827,851
        Issuance of options and warrants for services         805,881               --        1,203,289
        Issuance of common stock for financing                     --               --           38,208
        Intrinsic value of beneficial conversion
        feature                                                    --               --        1,580,445
        Conversion of notes payable and debentures
        into stock                                                 --               --          105,126
        Issuance of common stock for accrued interest              --               --           13,601
        Issuance of notes as payment for accrued
        interest                                                   --           13,601           99,205
        Gain on sale of assets                                     --            7,046            7,046
     Changes in assets and liabilities:
        (Increase) in accounts receivable                     (27,962)              --          (48,290)
        (Increase) in inventories                            (106,988)              --         (106,988)
        Decrease in expense advance                            48,543               --               --
        Decrease in other receivables                          50,000               --               --
        (Increase) in prepaid expenses                             --               --           (9,500)
        (Increase) in prepaid consulting expenses            (298,079)              --         (263,692)
        (Increase) in deposits                                 (3,142)              --          (18,729)
        Increase in accounts payable                           86,222            3,236          477,650
        Increase (decrease) in accrued expenses              (230,053)          70,611          297,467
        Increase (decrease) in accrued interest               103,495          (24,838)         871,659
                                                         ------------     ------------     ------------
            Net cash used in operating activities            (710,141)        (224,391)      (3,541,466)

Cash flows used in Investing Activities:
     Acquisition of fixed assets                              (41,861)              --          (95,394)
     Sale of fixed assets                                          --           16,718           16,718
     Acquisition of patents                                        --               --         (465,922)
     Sale of domain name                                        8,867               --            8,867
     Acquisition of domain name                                    --               --          (10,000)

                                                         ------------     ------------     ------------
        Net cash used in investing activities                 (32,994)          16,718         (545,731)



              See accompanying Notes to these Condensed Consolidated Financial Statements.






                                   VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                         (FORMERLY VOYAGER ONE, INC.)
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (CONTINUED)
                                                 (UNAUDITED)
                                                                                               From inception
                                                                                              (June 28, 2002 )to
                                                                June 30, 2007   June 30, 2006   June 30, 2007
                                                                 -----------     -----------     -----------
Cash flows provided by Financing Activities:
      Cancellation of financing fees                                      --              --        (172,044)
      Recapitalization                                                    --              --         (33,804)
      Conversion of notes to common stock                                 --              --      (1,446,093)
      Issuance of common stock for cash                              672,508         170,099       2,514,022
      Proceeds from subscribed common stock                          155,000              --         155,000
      Proceeds from notes payable                                     43,000          43,000       3,581,776
      Payments for notes payable                                     (93,876)         (3,372)       (478,163)
                                                                 -----------     -----------     -----------
        Net cash provided by financing activities                    776,632         209,727       4,120,694

Net increase (decrease) in cash                                       33,497           2,054          33,497
Cash, beginning of year                                                   --           6,195              --
                                                                 -----------     -----------     -----------
Cash, end of year                                                $    33,497     $     8,249     $    33,497
                                                                 ===========     ===========     ===========

Cash paid for:
      Interest                                                   $     5,075     $        --     $    23,197
      Income Taxes                                               $        --     $        --     $        --

Supplemental schedule of non-cash Investing and
  Financing Activities:
     Issuance of Voyager One, Inc. common stock                  $        --     $        --     $   (33,804)
     Issuance of 3,073,000 shares of common stock for patents    $        --     $        --     $   768,250
     Cancellation of debentures issued for financing fees        $        --     $        --     $  (750,000)
     Issuance of convertible debentures for financing fees       $        --     $        --     $   870,000
     Issuance of common stock for exercise of options            $        --     $        --     $   100,000
     Issuance of common stock for financing fees                 $        --     $   193,629     $    38,208
     Issuance of common stock for notes, debentures,
       accrued interest and accounts payable                     $   408,737     $    10,000     $ 1,854,830
     Issuance of note payable for deposit                        $    35,000     $        --     $    35,000
     Preferred shares converted to common stock                  $       500     $        --     $       500
     Reclassification of accounts payable to notes payable       $    36,162     $        --     $    36,162
     Reclassification of accrued interest to notes payable       $    20,345     $        --     $    20,345


                 See accompanying Notes to these Condensed Consolidated Financial Statements

                                                      6

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation and Organization
--------------------------------------

The accompanying Condensed Consolidated Financial Statements of Voyager Petroleum, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Significant accounting policies disclosed therein have not changed except as noted below.

As of this filing, the Company has elected to file condensed consolidated financials in our interim reporting as we believe that it assists the reader in understanding the current status of our business.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Petroleum, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Company's subsidiaries include Sovereign Oil, Inc. ("Sovereign"), a Nevada corporation, which manufactures and distributes petroleum-based products to the automotive and manufacturing aftermarket; Monarch Petroleum, Inc. ("Monarch"), a Michigan corporation, formed on May 4, 2007; and 600 S. Deacon LLC ("600 S."), a Michigan corporation formed on May 4, 2007. As of June 30, 2007 Monarch and 600
S. are dormant and have been dormant since inception.

Management intends to consider other alternatives for its wholly-owned subsidiary, Silicon Film Technologies, Inc., since it no longer fits the Company's long-term business plan. While Silicon has developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images, the Company believes that its strategy to conduct business in the oil industry is better suited for generating higher revenues, in the short and long term, will provide increased opportunities for growth and will provide a sustained longevity that may not be present in the photographic industry. Considering all of these factors, management feels that the change in strategy will present greater opportunity to build stockholder value. On September 22, 2006, Voyager entered into a joint venture agreement with Applied Color Science so that Applied Color Science can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. While the joint venture terminated in March, 2007, Voyager is in negotiations with Applied Color regarding possible alternative business transactions.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

NOTE 2. CRITICAL ACCOUNTING POLICIES

Inventory
---------

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS

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

The Company's recent introduction into the oil industry will allow the Company to continue its development stage operations and to concentrate its strategy toward the acquisition of middle-market companies and/or facilities that can be used to compound, blend, package, and distribute petroleum-based products for the automotive and manufacturing aftermarket. However, there is no assurance that the necessary long-term funds through the sale of securities or debt financing arrangements will be realized to support these operations and fund future acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

On April 19, 2007, Sovereign entered into a lease agreement with North American Refining Co. ("North American Refining"), a Delaware corporation, located in McCook, Illinois. North American Refining is a local compounding and blending facility with bottling capabilities. Sovereign will lease the blending facility for a ninety-day trial period which will be used to blend and dry reclaimed used oil for use in lubricant oil products which will be sold to the automotive and industrial after-markets. We will also have access to a loading dock, up to twenty storage tanks and associated equipment. The total lease price is $10.00 for the ninety-day lease period with blending and drying fees at $0.15 per gallon which are payable monthly on the tenth day following the last day of each month for the previous month's activity. North American has the right to terminate the Agreement within fifteen days written notice. The agreement was terminated on July 12, 2007 and a similar agreement was entered into on July 13, 2007 with a lease term of six-months for a total lease price of $10.00 and required Sovereign to maintain general liability insurance.

NOTE 5. PROPERTY AND EQUIPMENT

The Company entered into a Purchase and Sale Agreement, effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a blending facility located in Detroit, Michigan. The total purchase price of $750,000, less a $35,000 deposit held in escrow, is to be paid at closing which shall occur on or before the earlier of six months from the execution of the agreement, ten business days after expiration of a ninety day inspection period or sooner at Voyager's election. In addition to customary closing conditions, Voyager is obligated to obtain, at its own cost, a category S baseline environmental assessment (BEA) and due care plan before closing or within six months after the effective date which is to be filed with the Michigan Department of Environmental Quality. A BEA establishes the environmental condition of the property and pursuant to Michigan law must be completed within forty-five days of occupancy and, if not completed within that time frame, would subject Voyager to liability for any pre-existing conditions. Voyager filed its BEA with the Michigan Department of Environmental Quality in May, 2007. The Company has amended its Purchase and Sale Agreement, extending its right to inspect and evaluate the property until August 17, 2007 without additional cost to the Company.

Voyager Petroleum entered into an asset purchase agreement with Quest Manufacturing, Inc., an entity controlled by the Company's then serving CEO, John Lichter, effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718 and provided that the remaining balance of $31,513 is due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was offset by the balance due. The Company recorded a $26,566 gain in connection with this transaction.

Depreciation expense is $7,681 and $775 and for the six months ended June 30, 2007 and 2006, respectively.

NOTE 6. CONVERTIBLE DEBENTURES

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

On December 15, 2004, Cornell Capital assigned one-half or $325,000 of the issued debentures to date plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc. ("Trey Resources"),a Delaware corporation. On March 8, 2005, Voyager Petroleum consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, the Company issued a total of four new debentures to Cornell Capital and Trey Resources, each, in the amount of one-half of the originally issued debentures. Voyager Petroleum also issued additional three-year 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,386.98 and to Trey Resources in the amount of $3,695.21 which represent all interest earned pro rata on the original four debentures up to termination. All of these debentures mature on March 8, 2008. The terms, except as indicated above, are identical to those originally issued.

On May 15, 2007, an unaffiliated third party purchased the total outstanding principal and interest of our convertible debentures with Cornell Capital and Trey Resources. Installment payments under the purchase agreement are secured by the debentures and, in the event of default, Cornell Capital and Trey Resources have the option to exercise all rights there under. The Company consented to the purchase and adjusted the principal of the Trey Resources' debenture dated March 8, 2007 in the original principal amount of $50,000 by an increase of $991 to account for difference in outstanding balance due.

Conversion of Debt to Equity and Debt Redemption:

The following principal amounts were converted or redeemed of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $150,000:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
12/20/05      $    20,000   $        --   $        --   $        --       160,000   $    0.1250
02/08/06      $     3,500            --            --            --       280,000   $    0.0125
04/10/06      $    12,500            --            --            --       714,286   $    0.0175
08/08/06               --            --        10,887(D)        773            --            --
08/08/06      $    35,000            --            --            --     1,000,000   $    0.0350
10/06/06      $    50,000            --            --            --     1,639,344   $    0.0305
12/20/06      $    18,113            --            --            --     1,341,703   $    0.0135
              -----------   -----------   -----------   -----------   -----------
Total         $   139,113   $        --   $    10,887   $       773     5,135,333
              ===========   ===========   ===========   ===========   ===========

                                       9





The following principal amounts were converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $50,000:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
12/20/06      $    11,887   $        --   $        --   $        --       880,519   $    0.0135
02/14/07(E)   $    25,000            --            --            --     2,000,000   $    0.0125
02/26/07(E)   $     6,500            --            --            --       391,566   $    0.0166
5/24/07       $     6,613            --            --            --       104,968   $    0.0630
              -----------   -----------   -----------   -----------   -----------
              $    50,000   $        --   $        --   $        --     3,377,053
              ===========   ===========   ===========   ===========   ===========

The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
05/24/07      $    62,500   $        --   $        --   $        --       992,063   $    0.0630
              -----------   -----------   -----------   -----------   -----------
              $    62,500   $        --   $        --   $        --       992,063
              ===========   ===========   ===========   ===========   ===========

The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
05/24/07      $    17,137   $        --   $        --   $        --       272,016   $    0.0630
              -----------   -----------   -----------   -----------   -----------
              $    17,137   $        --   $        --   $        --       272,016
              ===========   ===========   ===========   ===========   ===========

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

The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $150,000:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
02/08/06      $     5,500   $        --   $        --   $        --       440,000   $    0.0125
04/10/06      $    12,500            --            --            --       714,286   $    0.0175
08/08/06               --            --        10,695(D)        759            --            --
08/08/06      $    35,000            --            --            --     1,000,000   $    0.0350
10/06/06      $    50,000            --            --            --     1,639,344   $    0.0305
12/20/06(E)   $    30,000            --            --            --     2,222,222   $    0.0135
02/14/07(F)   $     6,305            --            --            --       504,400   $    0.0125
              -----------   -----------   -----------   -----------   -----------
Total         $   139,305   $        --   $    10,695   $       759     6,520,252
              ===========   ===========   ===========   ===========   ===========






The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $50,000:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
02/14/07(F)   $    18,695   $        --   $        --   $        --     1,495,600   $    0.0125
02/26/07(F)   $     6,500            --            --            --       391,566   $    0.0166
05/24/07      $    23,750            --            --            --       376,984   $    0.0630
              -----------   -----------   -----------   -----------   -----------
Total         $    48,945   $        --   $        --   $        --     2,264,150
              ===========   ===========   ===========   ===========   ===========

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

NOTE 7. NOTES PAYABLE

Notes payable consists of the following:

                                                                        June 30, 2007      December 31, 2006
                                                                      -----------------    -----------------
18%       note payable to BLN Capital Funding, LLC,
          principal and interest due on demand but no
          later than August 30, 2007. 150,000 shares of
          the Company's restricted common stock were
          issued as a commitment fee valued at $7,500
          based on the closing bid price of $0.05 on the
          date of note and an additional 10,000
          restricted shares were issued as consideration
          for second extension valued at $1700.                       $          35,000    $              --

12%       note payable to P. Byrne, principal and
          interest due October 15, 2007. A commitment
          fee of $2,250 was payable upon execution.
          Result of a renegotiated note dated August 15,
          2006 in the original principal amount of
          $35,000.                                                               23,647               22,500

24%       note payable to Coan, principal and interest
          due December 31, 2005. Coan was repaid $15,000
          of the original principal balance of $50,000
          in 2004. Interest of $6,608 and $8,521 was
          paid in 2004 and 2006, respectively. Principal
          of $35,000 and accrued interest of $9,423.10
          was converted on January 19, 2007 into
          1,110,578 restricted shares of common stock
          pursuant to a Conversion Agreement.                                        --               35,000

5%        debentures payable to Cornell Capital,
          principal and interest due March 8, 2008
          convertible into shares of common stock at
          price equal to lesser of (i) 150% of the
          initial bid price of the common stock as
          submitted by a market maker and approved by
          the National Association of Securities Dealers
          or (ii) 50% of the lowest closing bid price
          for the 5 trading days immediately preceding
          the conversion date. Reclassified from
          long-term to short-term debt.                                         412,750                   --

                                       11










12%       note payable to Hackett, principal and
          interest due October 31, 2006. Principal of
          $6,800 and interest of $469.48 was paid on
          March 30, 2007.                                                            --                6,800

6%        note payable to Hackett, principal and
          interest due March 14, 2007. 100,000 shares of
          the Company's common stock were issued as a
          commitment fee of $11,000 based on the closing
          bid price of $0.11 on the note date of
          September 14, 2006 which was amortized over
          the term of the note. Principal of $50,000 and
          accrued interest of $1,898 were paid in cash
          and shares; $4,933 was converted on May 29,
          2007 into 41,245 restricted shares of common
          stock pursuant to a Conversion Agreement.                                  --               50,000

6%        note payable to Haggerty, principal and
          interest due February 26, 2007. 90,000 shares
          of the Company's common stock were issued as a
          commitment fee valued at $9,000 based on the
          closing bid price of $0.09 on the trading date
          prior to the note date of August 26, 2006
          which was amortized over the term of the
          note. Principal and interest of $50,921 was
          converted on January 3, 2007 into 1,273,014
          restricted shares of common stock pursuant to
          a Conversion Agreement.                                                    --               50,000

5%        note payable to Haggerty, principal and
          interest due September 22, 2007. Commitment
          fee of $2,459 and interest of $41.10 was
          payable as 100,000 shares of common stock
          based on the closing bid price of $0.025 on
          the trading date prior to the note date of
          February 3, 2007. Renegotiated note dated
          January 19, 2007 in the original principal
          amount of $20,000. (Commitment fee of $5,659
          and interest of $41.10 was payable as 100,000
          shares of common stock based on the closing
          bid price of $0.057 on January 18, 2007).
          Principal of $5,000 was converted on June 7,
          2007 into 41,667 shares of common stock
          pursuant to a Conversion Agreement. Warrants
          to purchase 41,667 shares of restricted
          common stock at an exercise price of $0.20 for
          three years were granted upon third extension
          and 9,000 shares of restricted common stock
          were issued upon granting a fourth extension.                          15,000                   --

12%       note payable to Hemmel, principal and interest
          due June 30, 2006, convertible into common
          stock after company's listing on public market
          for 90 days at a 25% discount to the average
          closing bid price for 30 trading days
          preceding the conversion date. Hemmel was
          repaid interest of $5,784 in 2005 and
          principal of $100 and interest of $4,505 in
          2006.  Principal of $49,900 and interest of
          $3,051 was converted into 1,121,649 shares of
          common stock on April 4, 2007 pursuant to an
          Election of Conversion Right.                                              --               49,900

12%       note payable to Nolan, principal and interest
          due April 30, 2006, convertible into common
          stock after company's listing on a public
          market for 90 days at a 25% discount to the
          average closing bid price for 30 trading days
          preceding the conversion date. Nolan was
          repaid $10,978 principal of the original
          principal balance of $50,000 and $5,522
          interest in 2006. Principal of $33,542 and
          interest of $727.82 were converted into
          1,038,489 shares of common stock on January
          17, 2007.                                                                  --               33,542





5%        debentures payable to Trey Resources, Inc.,
          principal and interest due March 8, 2008
          convertible into shares of common stock at
          price equal to lesser of (i) 150% of the
          initial bid price as submitted by a market
          maker and approved by the National Association
          of Securities Dealers or (ii) 50% of the
          lowest closing bid price for the 5 trading
          days immediately preceding the conversion
          date. Reclassified from long-term to
          short-term debt.                                                      130,741                   --

12%       note payable to Levenfeld Pearlstein LLC.
          Principal and interest due July 15, 2007.                              15,015                   --
                                                                      -----------------    -----------------

          Current portion of Notes Payable                            $         632,153    $         247,742
                                                                      =================    =================

Our long term debt consists of one debenture due in October, 2008 for $100,000. At December 31, 2006, our long term debt was $855,183, of which $405,183 was reclassified to current in the first quarter of 2007, and $350,000 reclassified to current in the second quarter of 2007.

NOTE 8. OPTIONS AND WARRANTS

The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of $0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of $0.001.

As of June 30, 2007 we have issued options and warrants in 2007 as follow:

o 4,000,000 options granted May 15, 2007 with a term of 3 years, an exercise price of $0.15; granted for consulting services
o 2,300,000 options granted June 29. 2007 with a term of 1 year, an exercise price of $0.15; granted for consulting services
o 1,402,750 warrants granted February 22, 2007 with a term of 5 years, an exercise price of $0.18; granted in connection with the purchase of common stock
o 41,667 warrants granted June 7, 2007 with a term of 3 year, an exercise price of $0.20; granted in connection with conversion of debt
o 204,000 warrants granted June 14, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock
o 600,000 warrants granted June 15, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock
o 200,000 warrants granted June 21, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock
o 1,100,000 warrants granted June 22, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock
o 250,000 warrants granted June 22, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock

Options are non-qualified stock options. The fair value of each option or warrant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock since the Company changed it primarily business focus in mid 2006. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

                                          2007
                                    -----------------
Expected volatility                 214.84% - 224.18%
Expected dividends                  $             --
Expected term (in years)                    .5 - 1.5
Risk-free rate                            4.89%-4.91%

The fair value of options and warrants as of June 30, 2007 was $805,551. No options or warrants have been exercised as of June 30, 2007.

NOTE 9. SUBSEQUENT EVENTS

On July 2, 2007, the Company issued 100,000 shares of unrestricted common stock to a current employee pursuant to its 2006 Amended and Restated Non-Employee Compensation Plan which were registered on Form S-8 for consulting services rendered prior to employment.

On July 5, 2007, the Company issued 1,550,000 shares of restricted common stock to unaffiliated third parties which were previously sold for a total purchase price of $155,000 pursuant to securities purchase agreements and accounted for in the second quarter of 2007 as subscribed stock.

On July 5, 2007, the Company issued 240,000 shares of restricted common stock to an unaffiliated third party pursuant to a securities purchase agreement by inadvertent error. These shares were previously issued and are to be cancelled.

On July 6, 2007, the Company entered into a securities purchase agreement with an unaffiliated third party to purchase 1,050,000 shares of restricted common stock at $0.10 per share for a total purchase price of $105,000. On July 25, 2007, the Company received $99,985 toward the purchase price. No shares have been issued as of the date of this filing.

On July 12, 2007, the Company issued 4,294,737 shares of restricted common stock to the purchaser of the Cornell Capital/Trey Resource debentures pursuant to a notice of conversion of July 9, 2007 to convert outstanding principal of $204,000 at $0.0475 per share based on 50% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date.

On July 17, 2007, the Company awarded Cathy A, Persin, its Chief Financial Officer and Corporate Secretary, 2,500,000 shares of our restricted common stock pursuant to the Company's 2007 Amended and Restated Employee Compensation Plan. Ms. Persin also received 5,000,000 options to purchase common stock at a strike price of $0.124. All 5,000,000 options vested on the date of issuance. The options will expire on July 17, 2012.

On July 18, 2007, the Company entered into a Fourth Amendment to the Purchase and Sale Agreement with Deacon for the purchase of a processing facility located in Detroit, Michigan. Pursuant to the terms of the Fourth Amendment, the Company's right to inspect and evaluate the property was extended from July 18, 2007 until August 17, 2007 at 5:00 EST without any additional cost to the Company. On August 17, 2007, the Company verbally agreed with Deacon to enter into a Fifth Amendment to further extend its right to inspect and evaluate the property until August 23, 2007 at 5:00 p.m. without additional cost to the Company. The sublease for the facility expired on August 1, 2007, however, under the terms of the sublease agreement, an extension of up to three months may be agreed upon provided the Company is diligently working toward the purchase of the facility and if the sales agreement is still in effect. As of the date of this filing, the Company has not obtained a written extension of the sublease but is continuing to pay rent. The rent payment for the month of August has been accepted by the subleasor.

On July 17, 2007, the Company sold 400,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $40,000 pursuant to a securities purchase agreement. Under the terms of the agreement, the Company granted 400,000 warrants with a term of one year and an exercise price of $0.12.

On July 19, 2007, the Company entered into an Asset Purchase Agreement with an unaffiliated third party to purchase filling machinery and any and all rights to various unregistered marks and one Illinois registered mark for a total purchase price of $100,000 to be paid as follows: $10,000 on July 19, 2007, $15,000 by July 31, 2007, $25,000 by August 31, 2007, $25,000 by September 30, 2007 and
$25,000 by October 31, 2007.

On July 19, 2007, the Company sold 1,500,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $150,000 pursuant to a securities purchase agreement. Under the terms of the agreement, the Company granted 1,500,000 warrants with a term of one year and an exercise price of $0.12.

On July 24, 2007, the Company sold 250,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $25,000 pursuant to a securities purchase agreement. Under the terms of the agreement, the Company granted 250,000 warrants with a term of one year and an exercise price of $0.12.

On July 25, 2007, the Company sold 665,494 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $66,549 pursuant to a securities purchase agreement. Under the terms of the agreement, the Company granted 665,494 warrants with a term of one year and an exercise price of $0.12.

On August 15, 2007, the Company issued an unsecured 8% note payable in the original principal amount of $20,000 to an unaffiliated third party payable anytime on demand but no later than October 15, 2007.

On August 16, 2007, the Company sold 1,000,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $100,000 pursuant to a securities purchase agreement. Under the terms of the agreement, the Company granted 1,000,000 warrants with a term of one year and an exercise price of $0.12.

On August 16, 2007, the Company issued 57,621 shares of unrestricted common stock to an unaffiliated third party pursuant to its 2006 Amended and Restated Non-Employee Compensation Plan which were registered on Form S-8 for legal services valued at $4,667 at a 10% discount of the closing bid price of $0.09 for the trading day preceding the date of issuance.

On August 16, 2007, the Company issued 37,334 shares of unrestricted common stock to an unaffiliated third party pursuant to its 2006 Amended and Restated Non-Employee Compensation Plan which were registered on Form S-8 for legal services valued at $3,360 based on the closing bid price of $0.09 for the trading day preceding the date of issuance.

On August 16, 2007, the Company issued a total of 2,000 shares of restricted common stock to unaffiliated third parties for consulting services valued at $180 based on the closing bid price of $0.09 for the trading day preceding the date of issuance.

On August 18, 2007, the Company's Board of Directors agreed to pay Cathy A. Persin, its Chief Financial Officer, $690 a month as compensation for use of her vehicle retroactive as of August 1, 2007.

On August 18, 2007, the Company extended the maturity date of the Haggerty note from June 22, 2007 to September 22, 2007. Under the terms of the extension, which is effective June 22, 2007, the Company agreed to issue 9,000 shares of restricted common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements of Voyager Petroleum, Inc. and related notes included elsewhere in this filing as well as the 10-KSB filed with the Securities and Exchange Commission on April 13, 2007. References in this section to "Voyager Petroleum, Inc.," the "Company," "we," "us," and "our" refer to Voyager Petroleum, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB and elsewhere in this filing that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity," or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

OVERVIEW

Voyager Petroleum, Inc. intends to acquire reputable middle-market petroleum-based lubricant companies that compound, blend and package private label motor oil and related products as well as acquire facilities to conduct like operations. Acquisition candidates also include suppliers and distributors of these products.

The Company's strategy is to target companies with established wholesale and third-party labeled products, regional distribution channels and seasoned management that would recognize increased revenue and/or significant cost savings from an injection of working capital, wider distribution channels and vertical integration of supply, processing, packaging and distribution.

RECENT DEVELOPMENTS

On March 23, 2007, the Company formed a wholly-owned subsidiary, Sovereign Oil, Inc., a Nevada corporation, to run its Illinois operations. Our President, Sebastien C. DuFort will also serve as the President of Sovereign Oil as well. To assist Mr. DuFort, Sovereign Oil recently hired Richard Stiefel, who has over fifty years experience in the petroleum industry to serve as Vice President. Mr. Stiefel was a founder of and built one of the largest independent oil companies in its time. Prior to coming to Voyager, Mr. Stiefel blended and packaged in excess of 400,000,000 quarts of oil annually, this included blending, packaging, and distribution for three major brands as well as marketing private label oil. Mr. Stiefel signed a standard employment agreement with the company for an unspecified term. In June, 2007, Sovereign Oil hired Mazen Khatib as its Vice President of Distribution. Mr. Khatib has over 20 years experience in the marketing and distribution of petroleum products which include various grades of oil and anti-freeze.

On April 19, 2007, Sovereign entered into a lease agreement with North American Refining Co. ("North American Refining"), a Delaware corporation, located in McCook, Illinois. North American Refining is a local compounding and blending facility with bottling capabilities. Sovereign will lease the blending facility for a ninety-day trial period which will be used to blend and dry reclaimed used oil for use in lubricant oil products which will be sold to the automotive and industrial after-markets. We will also have access to a loading dock, up to twenty storage tanks and associated equipment. The total lease price is $10.00 for the ninety-day lease period with blending and drying fees at $0.15 per gallon which are payable monthly on the tenth day following the last day of each month for the previous month's activity. North American has the right to terminate the Agreement within fifteen days written notice. The agreement was terminated on July 12, 2007 and a similar agreement was entered into on July 13, 2007 with a lease term of six-months for a total lease price of $10.00. The new lease required Sovereign to maintain general liability insurance.

On April 30, 2007, Cathy A. Persin was appointed the Company's Chief Financial Officer to fill the vacancy created upon Jefferson's Stanley's resignation on April 24, 2007. Ms. Persin has served as the Company's Vice President and Corporate Secretary since March, 2004.

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

On May 15, 2007, an unaffiliated third party purchased the total outstanding principal and interest of our convertible debentures with Cornell Capital and Trey Resources. Installment payments under the purchase agreement are secured by the debentures and, in the event of default, Cornell Capital and Trey Resources have the option to exercise all rights there under. The Company consented to the purchase and adjusted the principal of the Trey Resources' debenture dated March 8, 2007 in the original principal amount of $50,000 by an increase of $991 to account for difference in outstanding balance due.

On May 15, 2007, the Company entered into an investor relations service agreement for a term of one year with Prominence Media Corporation to design and execute a fully integrated investor relations and media communications program to increase flow of information to the Company's shareholders, business publications, investor media, broker-dealers, fund managers, institutional investors, market makers, analysts, investment advisors, and other members of the financial community as well as the general public. All expenses, including out of pocket expenses, incurred by Prominence will be its responsibility. The agreement contains a confidentiality provision and reciprocating indemnification clauses. Prominence is to receive 4,000,000 restricted shares of the Company's common stock and warrants to purchase an additional four million shares of the Company's common stock at $0.15 per share which are exercisable for three years from the date of grant.

On May 24, 2007, the Company was listed on the Frankfurt Stock Exchange in Germany under the trading symbol Dxd.f.

On June 18, 2007, Voyager Petroleum, Inc. entered into a Third Amendment to the Purchase and Sale Agreement with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a processing facility located in Detroit, Michigan. Pursuant to the terms of the Third Amendment, the Company's right to inspect and evaluate the property was extended from June 18, 2007 until July 18, 2007. On July 18, 2007, the Company entered into a Fourth Amendment extending these rights to August 17, 2007 at which time, the Company verbally agreed with Deacon to enter into a Fifth Amendment to further extend these rights to August 23, 2007. The Company did not incur any additional cost for any extensions. The sublease for the facility expired on August 1, 2007, however, under the terms of the sublease agreement, an extension of up to three months may be agreed upon provided we are diligently working toward the purchase of the facility and if the sales agreement is still in effect. As of the date of this filing, we have not obtained a written extension of the sublease but are continuing to pay rent. The rent payment for the month of August has been accepted by the subleasor.

Analysis of Business

The Company's recent introduction into the oil industry will allow the Company to continue its development stage operations and to concentrate its strategy toward the acquisition of middle-market companies as well as facilities that can be used to blend, bottle, and distribute petroleum-based products for the automotive and manufacturing aftermarket. We believe there is ample room for revenue producing activities in this market that have not yet been tapped.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of our inventory valuation and patent valuation.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

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

Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in the second quarter of 2007. An impairment loss of $135,275 was recorded for the loss of one patent on March 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Results of operations consist of the following:

                            JUNE 30,       JUNE 30,
                              2007           2006        $ CHANGE      % CHANGE
                            ---------     ---------     ---------      ---------
Revenues                    $  48,290     $      --     $  48,290           100%
Cost of Revenues              (27,505)           --       (27,505)          100%
                            ---------     ---------     ---------
Gross Profit                   20,785            --        20,785           100%
Operating, General and
 Administrative Costs         948,266       123,169       825,098           670%
                            ---------     ---------     ---------
Net Operating Loss          $(927,481)    $(123,169)    $(804,313)          653%
                            =========     =========     =========

In the second quarter of 2007, we began to see increased revenues to $48,290 from the sale of anti-freeze, base oil and automatic transmission fluid as compared with no sales for the comparable period in 2006. The costs associated with goods sold increased by the same margin resulting in a gross profit of $20,785.

Our operating, general and administrative costs increased by 670% or $825,098 primarily due to a $13,082 increase in communications resulting from the set-up of a computer and phone system in our corporate office, a $176,517 increase in payroll expenses largely resulting from the hiring of new personnel and a $35,000 bonus to Mr. Stanley, our then Chief Financial Officer, a $14,800 increase in rent resulting from a higher monthly rent expense of $1,200 at our new executive office and a $4,000 monthly expense to lease the Detroit processing facility, a $21,727 increase in depreciation and amortization resulting from the depreciation of newly acquired assets and patent amortization, and a $601,466 increase in professional fees largely resulting from an increase of $20,140 in accounting fees, $197,500 in consulting fees, $65,502 in legal fees, $17,062 in engineering fees and $264,367 as a result of the amortization of prepaid business and financial consulting fees.

An increase in our net operating loss for the three months ending June 30, 2007 of $927,481 as compared to $123,169 as of June 30, 2006 is largely attributable to an option and warrant expense of $805,881.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Results of operations consist of the following:

                            JUNE 30,       JUNE 30,
                              2007           2006     $ CHANGE       % CHANGE
                          -----------     ---------   ------------   ---------
Revenues                  $    97,250     $      --   $    97,250        100%
Cost of Revenues              (63,505)           --       (63,505)       100%
                          -----------     ---------   -----------
Gross Profit                   33,745            --        33,745        100%
Operating, General and
 Administrative Costs       1,674,298       303,498     1,370,801        452%
                          -----------     ---------   -----------
Net Operating Loss        $(1,640,553)    $(303,498)  $(1,337,056)

Revenues continued to increase to $97,250 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as we shifted our focus to selling petroleum-based products resulting in a gross profit of $33,745.

Operating, general and administrative costs increased dramatically by $1,370,800 from $303,498 for the six months ended June 30, 2006 to $1,674,298 for the six months ended June 30, 2007, mostly attributable to cost increases of $15,099 in communication expense, $352,508 in payroll expense, $919,238 in professional fees expense, $28,000 in rent expense and $53,539 in other expenses.

An increase in our net operating loss for the six months ending June 30, 2007 of $1,640,553 as compared to $303,498 as of June 30, 2006 is largely attributable to an option and warrant expense of $805,881.

LIQUIDITY AND CAPITAL RESOURCES

Voyager Petroleum is accounted for as a development stage company. We are currently seeking to expand our operations and are investigating additional business opportunities and potential acquisitions. Accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

                                                  JUNE 30,       DECEMBER 31,
                                                    2007            2006            $ CHANGE     % CHANGE
                                                 -----------     -----------      -----------   -----------
Cash                                             $    33,497     $        --      $    33,497       100%
Accounts Receivable                              $    48,290     $    20,328      $    27,962       138%
Inventory                                        $   106,988     $        --      $   106,988       100%
Accounts Payable, Accrued                        $ 1,638,747     $ 1,732,924      $   (94,177)       -5%
Expenses and Accrued Interest
Notes Payables                                   $   732,153     $ 1,102,925      $  (370,772)      -34%
Proceeds from sale of Common Stock               $   672,508     $ 1,541,514      $  (869,006)      -56%


As of June 30, 2007, we had current assets of $925,117 and total current liabilities of $2,270,900. As a result, we had a working capital deficit of $1,345,783. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities.

We had an increase in current liabilities of $290,234 as of June 30, 2007 from December 31, 2006 primarily due to an increase of $103,496 in accrued interest and a reclassification of convertible debentures from long-term to short-term debt. There was, however, a reduction in Accrued Expenses of $233,221 as management is attempting to pay down its older financial obligations.

As we began to implement our business plan through growth and increased sales, our accounts receivable more than doubled to $48,290 at June 30, 2007 as compared to $20,328 at December 31, 2006 and our inventory grew with the acquisition of base oils and packaging and shipping materials from $0 at December 31, 2006 to $106,988 as of June 30, 2007. We anticipate a steady increase in sales based on management's determination to apply available cash to the purchase of inventory to enable the Company to meet the demand for its products.

Notes payable decreased by 34% from $1,102,925 at December 31, 2006 to $732,153 at June 30, 2007 as a result of both conversions by note holders of outstanding principal as well as our ongoing effort to pay off old debt.

As of June 30, 2007, 500,000 shares of Series A preferred stock were converted into 500,000 shares of common stock at par value.

We had $33,497 cash on hand as of June 30, 2007 compared to $0.00 as of December 31, 2006. In the six months ended June 30, 2007, we financed our operations primarily through the sales of securities of $672,508, sales of securities not yet issued of $155,000, loans by an officer of $23,000, loans by unaffiliated third parties of $55,000, receipt of payments on accounts receivable of $47,288 from the sales of motor oil, anti-freeze, automatic transmission fluid and lubricant-based air freshener, and receipt of payments on other receivables of $50,000. The proceeds were used for general corporate obligations, the payment of promissory notes, the purchase of a 1999 truck capable of transporting both liquid and packaged goods and the purchase of raw materials and packaging and shipping materials. We will continue to need additional cash during the following twelve months to satisfy current liabilities of $2,270,900, specifically, the payment of notes payable which will mature and some past due accounts. These needs will coincide with the cash demands resulting from our general operations and planned expansion. Management believes that the demand for its products is strong. We are and intend to continue selling motor oil, automatic transmission fluid, anti-freeze and petroleum-based air freshener. While we are seeking additional factory capacity to meet this demand, we need the ability to purchase raw materials, primarily base oil, anti-freeze and additives as well as packaging and shipping materials. Since our entry into the petroleum-based lubricant market is recent and we don't have an established credit history, our ability to obtain credit and negotiate favorable terms for the purchase of raw materials is reduced. In general, the time gap between the Company's investments in materials and payment for the finished product is several months. Without cash resources and storage capacity, the Company can only maintain a limited level of inventory and service only a small portion of potential orders for its products. By September 30, 2007, we anticipate a need to raise $500,000 to satisfy our cash demands. In addition, we will need to seek financing in the amount of $1.5 million from outside sources to fund the purchase of processing equipment at about $500,000 for and the ultimate purchase of the Detroit processing facility at $750,000, assuming due diligence is satisfactory.

We will continue to rely upon the sale of securities, funds provided by certain officers, loans and other debt or equity financing arrangements with third parties with an emphasis on debt financing arrangements. While we currently do not have any financing arrangements or agreements in place to obtain the funds necessary to cover these operational expenses, capital expenditures and potential acquisitions, we are actively pursuing private debt sources and are in negotiations with third parties regarding debt financing of the Detroit processing equipment and for the facility itself if due diligence is satisfactory completed. Management anticipates that there will be an increase in operating expenses for the start-up of operations in the Detroit facility and, generally, a higher level of fixed administrative expenses. But the Company also expects that these administrative expenses will remain relatively constant over time and that there will be a significant increase in sales to offset them. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions. If we are unsuccessful in obtaining additional working capital, we may need to curtail operations which may result in a lower stock price or cause us to cease operations altogether.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2007, the Company sold 2,500,000 shares of restricted common stock to an unaffiliated third party for a total purchase price of $100,000 pursuant to a securities purchase agreement.

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

On May 25, 2007 and May 28, 2007, respectively, the Company delivered 625,000 shares held in escrow, each, to unaffiliated third parties for a total of $50,000 pursuant to securities purchase agreements, each dated November 16, 2006.

On May 29, 2007, a noteholder converted principal of $4,949.39 of a promissory note into 41,245 shares of restricted common stock at $0.12 per share pursuant to a Conversion Agreement.

On June 6, 2007, a noteholder converted principal of $5,000 of a promissory note into 41,667 shares of restricted common stock at $0.12 per share pursuant to a Conversion Agreement.

On June 14, 2007, the Company sold 204,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $20,400 pursuant to a securities purchase agreement.

On June 15, 2007, the Company sold 600,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $60,000 pursuant to a securities purchase agreement.

On June 18, 2007, the Company agreed to issue 5,000,000 shares of restricted common stock to an employee of its subsidiary, Sovereign Oil, Inc. pursuant to an Employment Agreement to be issued in the following manner: (i) 1,666,666 shares on December 31, 2007, (ii) 1,666,667 on December 31, 2008 and (iii) 1,666,667 on December 31, 2009 to be valued at the closing bid price of the Company's common stock on the Over-The-Counter Bulletin Board on the day before issuance.

On June 21, 2007, the Company sold 200,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $20,000 pursuant to a securities purchase agreement.

On June 22, 2007, the Company sold 250,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $25,000 pursuant to a securities purchase agreement.

On June 22, 2007, the Company sold 1,100,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $110,000 pursuant to a securities purchase agreement.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the second quarter of 2007.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.

31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley
        Section 302.

31.2    Certification by Chief Financial Officer pursuant to Sarbanes Oxley
        Section 302.

32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C.
        Section 1350.

32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C.
        Section 1350.


(b) Reports on 8-k During the Quarter.

On April 20, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 1.01(Entry Into a Material Agreement), Item 2.03(Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant), and 9.01(Financial Statements and Exhibits).

On May 1, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 (Entry Into a Material Agreement), Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers, and Item 9.01 (Financial Statements and Exhibits).

On May 15, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 3.02 (Unregistered Sale of Securities).

On May 24, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 3.02 (Unregistered Sale of Securities), Item 8.01(Entry Into a Material Agreement) and Item 9.01(Financial Statements and Exhibits).

On June 19, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 3.02 (Unregistered Sale of Securities), Item 8.01(Entry Into a Material Agreement) and Item 9.01(Financial Statements and Exhibits).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES


DATED: AUGUST 20, 2007               BY: /S/ SEBASTIEN C. DUFORT
                                         ---------------------------------
                                         SEBASTIEN C. DUFORT, PRESIDENT
                                         (CHIEF EXECUTIVE OFFICER)



DATED: AUGUST 20, 2007               BY: /S/ CATHY A. PERSIN
                                         ---------------------------------
                                         CATHY A. PERSIN
                                         CHIEF FINANCIAL OFFICER