Form 10QSB
period 2007-09-30
Voyager Petroleum, Inc.
filed 2007-11-19
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock as of November 16, 2007 is: 129,234,928


Transitional Small Business Disclosure Format: Yes / / No /X/

                                                 TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                  1
Item 2.  Management's Discussion and Analysis or Plan of Operation            17
Item 3.  Controls and Procedures                                              21

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                    22
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          22
Item 3.  Defaults Upon Senior Securities                                      22
Item 4.  Submission of Matters to a Vote of Security Holders                  22
Item 5.  Other Information                                                    22
Item 6.  Exhibits                                                             23
SIGNATURES                                                                    23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2007


                                  VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                        (FORMERLY VOYAGER ONE, INC.)
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                                                              September 30,    December 31,
                                                                                  2007             2006
                                                                              ------------     ------------
                                     ASSETS
Current Assets
   Cash                                                                       $     27,323     $         --
   Accounts Receivable                                                             112,142           20,328
   Other Receivables                                                                    --           50,000
   Inventory                                                                       227,572               --
   Expense Advance                                                                      --           48,543
   Prepaid Expenses                                                                 12,394            9,500
   Prepaid Consulting Agreements                                                   480,014          428,763
                                                                              ------------     ------------
     Total Current Assets
                                                                                   859,445          557,134

Property and Equipment, net of accumulated depreciation of $8,309 and $0
  at September 30, 2007 and December 31, 2006, respectively                        126,040               --
Deposits                                                                            46,375            7,186
Domain Name                                                                             --            8,867
Deferred Financing Costs, net of accumulated amortization of $105,312 and
  $70,631, at September 30, 2007 and December 31, 2006, respectively                11,154           45,835
Patents, net of accumulated amortization of $589,294 and $505,906, at
  September 30, 2007 and December 31, 2006, respectively                           509,603          592,991
Trademarks                                                                           5,000               --
                                                                              ------------     ------------
  Total Assets                                                                $  1,557,617     $  1,212,013
                                                                              ============     ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
  Accounts Payable                                                            $    638,386     $    395,148
  Accrued Expenses                                                               1,056,015        1,245,590
  Accrued Interest                                                                 114,217           92,186
  Notes Payable, current portion                                                   247,960          247,742
                                                                              ------------     ------------
    Total Current Liabilities
                                                                                 2,056,578        1,980,666

Long Term Note Payable                                                             100,000          855,183
                                                                              ------------     ------------
  Total Liabilities                                                              2,156,578        2,835,849

Stockholders' (Deficit)
   Preferred Stock Series A, par value $.001, 5,000,000 shares authorized,
      500,000 shares and 1,000,000 shares issued and outstanding at
      September 30, 2007 and December 31, 2006, respectively                           500            1,000
   Common Stock, par value $.001, 200,000,000 shares authorized,
      128,815,928 and 62,835,485 shares issued and outstanding at
      September 30, 2007 and December 31, 2006, respectively                       128,816           62,835
   Subscribed common stock (999,940 shares)                                         99,994               --
   Additional paid in capital                                                   11,546,266        6,526,043
   Deficit accumulated during development stage                                (12,374,537)      (8,213,714)
                                                                              ------------     ------------
Total Stockholders' (Deficit)                                                     (598,961)      (1,623,836)
                                                                              ------------     ------------
Total Liabilities and Stockholders' (Deficit)                                 $  1,557,617     $  1,212,013
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


                                                                                                                     From inception
                                                                                                                     (June 28, 2002)
                                                   Three Months Ended                  Nine Months Ended                  to
                                             September 30,     September 30,     September 30,     September 30,     September 30,
                                                 2007              2006              2007              2006              2007
                                             -------------     -------------     -------------     -------------     -------------
Revenues:
   Sales                                     $     380,161     $          --     $     477,411     $          --     $     497,739
   Cost of goods sold                             (371,248)               --          (434,753)               --          (453,178)
                                             -------------     -------------     -------------     -------------     -------------

Gross Profit                                         8,913                --            42,658                --            44,561

Operating, general and administrative
 expenses:
   Communications                                   14,436             3,651            34,788             8,905           112,795
   Payroll                                         520,096            47,673           971,652           146,721         2,973,628
   Professional fees                               310,052            70,587         1,213,778           145,373         2,371,709
   Rent                                             19,800             3,600            55,000            10,800           215,571
   Depreciation and amortization                    28,424            96,859            91,697           158,491           753,827
   Other operating general and
     administrative expense                         88,866            31,085           289,058            86,665         1,715,347
                                             -------------     -------------     -------------     -------------     -------------
                                                   981,674           253,455         2,655,973           556,955         8,142,877

Operating loss                                    (972,761)         (253,455)       (2,613,315)         (556,955)       (8,098,316)

Non-operating income (expense):
   Impairment charges related to
     intangible assets                                  --                --                --          (135,275)         (135,275)
   Interest expense                                (13,529)          (19,165)          (78,366)          (95,822)       (2,462,341)
   Gain on cancellation of financing fees               --                --                --                --           172,044
   Gain on sale of equipment                            --                --                --            26,566            26,564
   Loss on abandonment of assets                        --                --                --                --           (10,663)
   Option and warrant expense                     (663,261)         (305,079)       (1,469,142)         (305,079)       (1,866,550)
                                             -------------     -------------     -------------     -------------     -------------
                                                  (676,790)         (324,244)       (1,547,507)         (509,610)       (4,276,221)
                                             -------------     -------------     -------------     -------------     -------------
Net Loss                                     $  (1,649,551)    $    (577,699)    $  (4,160,823)    $  (1,066,565)    $ (12,374,537)
                                             =============     =============     =============     =============     =============

Loss per shares (basic and diluted)          $       (0.01)    $       (0.01)    $       (0.04)    $       (0.03)
                                             =============     =============     =============     =============

Weighted average number of shares
       Outstanding (basic and diluted)         122,136,810        41,754,116        99,939,607        31,370,266
                                             =============     =============     =============     =============


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

                         Preferred Stock Series A       Common Stock                                      Deficit
                                                                                                        accumulated
                                                                                          Additional    during the
                           Number of      Par       Number of       Par      Subscribed    Paid in      development
                            Shares       0.001       Shares       $0.001        Stock      Capital         stage          Total
                          ----------   ---------  -----------   ----------   ----------  ------------   ------------   ------------
Balance at
  December 31, 2005        1,000,000   $   1,000   15,170,544   $   15,171   $       --  $  3,590,910   $ (6,664,423)  $ (3,057,342)

Common stock issued
  for cash                        --          --   27,594,306       27,594           --     1,513,920             --      1,541,514

Common stock issued for
  financing fees                  --          --      200,000          200           --        19,800             --         20,000

Common stock issued
  upon exercise of stock
  options                         --          --      400,000          400           --        99,600             --        100,000

Conversion of notes
  payable and debentures
  into stock                      --          --   13,674,476       13,674           --       409,011             --        422,685

Common stock issued for
  reimbursement of
  operating expenses              --          --      251,801          252           --        16,115             --         16,367

Common stock issued
  for services                    --          --    6,486,025        6,486           --       532,337             --        538,823

Cancellation of shares            --          --     (941,667)        (942)          --       (53,058)            --        (54,000)

Options and warrants
  issued for services             --          --           --           --           --       397,408             --        397,408

Net loss                          --          --           --           --           --            --     (1,549,291)    (1,549,291)
                          ----------   ---------  -----------   ----------   ----------  ------------   ------------   ------------

Balance at
  December 31, 2006        1,000,000       1,000   62,835,485       62,835           --     6,526,043     (8,213,714)    (1,623,836)

Common stock issued
  for cash                        --          --   23,762,782       23,764           --     1,185,295             --      1,209,059

Conversion of notes
  payable, financing fees
  and debentures into
  stock                           --          --   23,323,253       23,323           --       777,020             --        800,343

Common stock issued
  for payroll                     --          --    3,708,180        3,708           --       223,536             --        227,244

Common stock issued
  for services                    --          --   14,686,228       14,686           --     1,365,230             --      1,379,916

Common stock subscribed
  (999,940 shares)                --          --           --           --       99,994            --             --         99,994

Conversion of preferred
  shares to common stock    (500,000)       (500)     500,000          500           --            --             --             --

Options and warrants
  issued for services             --          --           --           --           --     1,469,142             --      1,469,142

Net loss                          --          --           --           --           --            --     (4,160,823)    (4,160,823)
                          ----------   ---------  -----------   ----------   ----------  ------------   ------------   ------------
Balance at
  September 30, 2007         500,000   $     500  128,815,928   $  128,816   $   99,994  $ 11,546,266   $(12,374,537)  $   (598,961)
                          ==========   =========  ===========   ==========   ==========  ============   ============   ============

                            See accompanying Notes to these Condensed Consolidated Financial Statements




                                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                          (FORMERLY VOYAGER ONE, INC.)
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                                  From inception
                                                               Nine Months Ended                (June 28, 2002) to
                                                                 September 30,    September 30,    September 30,
                                                                     2007             2006             2007
                                                                 ------------     ------------     ------------
Cash Flows from Operating Activities:
     Net Loss                                                    $ (4,160,823)    $ (1,066,565)    $(12,374,537)

     Adjustments to reconcile net loss to
       net cash used by operating activities:
        Deferred financing costs                                       34,681           23,201           57,882
        Depreciation and amortization                                  91,697          158,491          914,041
        Impairment loss on intangibles                                     --          135,275          136,408
        Loss on asset abandonment                                          --               --            9,530
        Imputed interest                                                   --               --           23,428
        Issuance of common stock for services and payroll           1,607,160               --        2,156,058
        Issuance of options and warrants for services               1,469,142          305,079        1,866,550
        Issuance of common stock for financing costs                    2,430               --           40,638
        Intrinsic value of beneficial conversion feature                   --               --        1,580,445
        Conversion of notes payable and debentures into stock              --               --          105,126
        Issuance of common stock for accrued interest                      --           13,601           13,601
        Issuance of notes as payment for accrued interest                  --               --           99,205
        Gain on sale of assets                                             --            7,046            7,046
     Changes in assets and liabilities:
        (Increase) in accounts receivable                             (91,814)              --         (112,142)
        (Increase) in inventories                                    (227,572)              --         (227,572)
        Decrease (increase) in expense advance                         48,543          (50,500)              --
        Decrease in other receivables                                  50,000               --               --
        (Increase) decrease in prepaid expenses and
          consulting agreements                                       (54,144)          21,580          (29,258)
        (Increase) in deposits                                         (4,189)              --          (19,776)
        Increase in accounts payable                                  293,913            8,328          685,341
        (Decrease) increase in accrued expenses                      (189,577)          88,431          341,109
        Increase (decrease) in accrued interest                        25,198          (20,944)         790,195
                                                                 ------------     ------------     ------------
            Net cash used in operating activities                  (1,105,355)        (376,977)      (3,936,682)

Cash flows used in Investing Activities:
     Redemption of convertible debentures                                  --          (21,582)              --
     Acquisition of fixed assets                                     (134,349)              --         (187,882)
     Sale of fixed assets                                                  --           16,718           16,718
     Acquisition of patents                                                --               --         (465,922)
     Acquisition of trademarks                                         (5,000)              --           (5,000)
     Sale of domain name                                                8,867               --            8,867
     Acquisition of domain name                                            --               --          (10,000)
                                                                 ------------     ------------     ------------
        Net cash used in investing activities                        (130,482)          (4,864)        (643,219)



                  See accompanying Notes to these Condensed Consolidated Financial Statements.





                                   VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                         (FORMERLY VOYAGER ONE, INC.)
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (CONTINUED)
                                                 (UNAUDITED)
                                                                                                From inception
                                                                                              (June 28, 2002) to
                                                                 September 30,   September 30,   September 30,
                                                                    2007            2006             2007
                                                                 -----------     -----------     -----------
Cash flows provided by Financing Activities:
      Cancellation of financing fees                                      --              --        (172,044)
      Recapitalization                                                    --              --         (33,804)
      Conversion of notes to common stock                                 --              --      (1,446,093)
      Issuance of common stock for cash                            1,209,057         310,099       3,050,573
      Proceeds from subscribed common stock                           99,994              --          99,994
      Proceeds from notes payable                                     63,000         214,800       3,600,785
      Payments for notes payable                                    (108,891)        (27,608)       (492,187)
                                                                 -----------     -----------     -----------
         Net cash provided by financing activities                 1,263,160         497,291       4,607,224

Net increase (decrease) in cash                                       27,323         115,450          27,323
Cash, beginning of year                                                   --           6,195              --
                                                                 -----------     -----------     -----------
Cash, end of year                                                $    27,323     $   121,645     $    27,323
                                                                 ===========     ===========     ===========

Cash paid for:
      Interest                                                   $     5,075     $     8,504     $    23,197
      Income Taxes                                               $        --     $        --     $        --

Supplemental schedule of non-cash Investing
  and Financing Activities:
     Issuance of Voyager Petroleum, Inc. common stock            $        --     $        --     $   (33,804)
     Issuance of 3,073,000 shares of common stock for patents    $        --     $        --     $   768,250
     Cancellation of debentures issued for financing fees        $        --     $        --     $  (750,000)
     Issuance of convertible debentures for financing fees       $        --     $        --     $   870,000
     Issuance of common stock for exercise of options            $        --     $   100,000     $   100,000
     Issuance of common stock for financing fees                 $        --     $    20,000     $    38,208
     Issuance of common stock for notes, debentures,
       accrued interest and accounts payable                     $   797,913     $   263,629     $ 2,244,006
     Issuance of note payable for deposit                        $    35,000     $        --     $    35,000
     Issuance of common stock for services                       $        --     $   407,178     $        --
     Issuance of options and warrants for services               $        --     $   305,079     $        --
     Preferred shares converted to common stock                  $       500     $        --     $       500
     Reclassification of accounts payable to notes payable       $    36,162     $        --     $    36,162
     Reclassification of accrued interest to notes payable       $    20,345     $        --     $    20,345




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

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Petroleum, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include Sovereign Oil, Inc., ("Sovereign") a Nevada corporation, which manufactures and distributes petroleum-based products to the automotive and manufacturing aftermarket; Monarch Petroleum, Inc., ("Monarch") a Michigan corporation, formed on May 4, 2007; and 600 S. Deacon LLC, ("600 S.") a Michigan, corporation formed on May 4, 2007.

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

Accounts receivable
-------------------

Accounts receivable are evaluated each accounting period for collectability. As of September 30, 2007 no reserves for collectability are required.

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

The Company's recent introduction into the oil industry will allow the Company to continue its development stage operations and to concentrate its strategy toward the acquisition of middle market companies and/or facilities that can be used to process, blend, package, and distribute petroleum-based products for the automotive and manufacturing aftermarket. However, there is no assurance that the necessary long-term funds through the sale of securities or debt financing arrangements will be realized to support these operations and fund future acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company entered into a Purchase and Sale Agreement, effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a processing facility located in Detroit, Michigan . At the same time, a temporary access agreement with the current tenant became effective which allowed the Company access to the premises only, from February 1 through March 31, 2007. Effective April 1, 2007, the access agreement reverted to a sublease which expired on August 1, 2007, however, under the terms of the sublease agreement, an extension of up to three months may be agreed upon provided the Company is diligently working toward the purchase of the facility and if the sales agreement is still in effect. The Company has not obtained a written extension of the sublease but is continuing to pay rent. The rent payment for the months of August and September has been accepted by the subleasor. The charge for access was and the rent is $4,000 per month plus utilities, repairs, maintenance, taxes, assessments and insurance.

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

On April 19, 2007, Sovereign entered into a lease agreement with North American Refining Co. ("North American Refining"), a Delaware corporation, located in McCook, Illinois. North American Refining is a local blending facility with bottling capabilities. Sovereign will lease the blending facility for a ninety-day trial period which will be used to blend and dry reclaimed used oil for use in lubricant oil products which will be sold to the automotive and industrial after-markets. We will also have access to a loading dock, up to twenty storage tanks and associated equipment. The total lease price is $10.00 for the ninety-day lease period with blending and drying fees at $0.15 per gallon which are payable monthly on the tenth day following the last day of each month for the previous month's activity. North American has the right to terminate the Agreement within fifteen days written notice. The agreement was terminated on July 12, 2007 and a similar agreement was entered into on July 13, 2007 and ending on January 13, 2008 for a total lease price of $10.00 and required Sovereign to maintain general liability insurance.

Also as noted in Note 5 of these financial statements.

NOTE 5. PROPERTY AND EQUIPMENT

Voyager Petroleum entered into an asset purchase agreement with Quest Manufacturing, Inc., an entity controlled by the Company's then serving CEO, John Lichter, effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718 and provided that the remaining balance of $31,513 was to be due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was offset by the balance due. The Company recorded a $26,566 gain in connection with this transaction.

The Company entered into a Purchase and Sale Agreement ("Agreement"), effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a processing facility located in Detroit, Michigan. The total purchase price of $750,000, less a $35,000 deposit held in escrow, is to be paid at closing which shall occur on or before the earlier of six months from the execution of the agreement, ten business days after expiration of a ninety day inspection period or sooner at Voyager's election. The Company's right to inspect and evaluate the Property was extended to September 30, 2007 without any additional cost to the Company. The extensions have been necessary to fully evaluate title issues and obtain appropriate consents to easements. Deacon had the right to terminate the Agreement and retain the $35,000 deposit held in escrow since the Closing did not occur by September 30, 2007 but Deacon chose not to enforce this section of the contract. The parties agreed that if they proceed to closing at any time, the deposit will be applied to the purchase price which was reduced to $725,000. In addition to customary closing conditions, Voyager is obligated to obtain, at its own cost, a category S baseline environmental assessment (BEA) and due care plan before closing or within six months after the effective date which is to be filed with the Michigan Department of Environmental Quality. A BEA establishes the environmental condition of the property and pursuant to Michigan law must be completed within forty-five days of occupancy and, if not completed within that time frame, would subject Voyager to liability for any pre-existing conditions. Voyager filed its BEA with the Michigan Department of Environmental Quality in May, 2007.

On April 19, 2007, Sovereign entered into a lease agreement with North American Refining Co. ("North American Refining"), a Delaware corporation, located in McCook, Illinois. North American Refining is a local blending facility with bottling capabilities. Sovereign will lease the blending facility for a ninety-day trial period which it intends to use to blend and dry reclaimed used oil for use in lubricant oil products which will be sold to the automotive and industrial after-markets. We will also have access to a loading dock, up to twenty storage tanks and associated equipment. The total lease price is $10.00 for the ninety-day lease period with blending and drying fees at $0.15 per gallon which are payable monthly on the tenth day following the last day of each month for the previous month's activity. North American has the right to terminate the Agreement within fifteen days written notice. The agreement was terminated on July 12, 2007 and a similar agreement was entered into on July 13, 2007 and ending on January 13, 2008 for a total lease price of $10.00 and required Sovereign to maintain general liability insurance. The Company has used the storage tanks but has not utilized the blending capabilities of the facility. It has, however, has used the services of North American to package its products.

Depreciation expense is $8,309 and $775 and for the nine months ended September 30, 2007 and 2006, respectively.


NOTE 6. TRADEMARKS

As of September 30, 2007, Sovereign Oil purchased any and all rights in certain trademarks related to its operations from a non-affiliated third party valued at $5,000.

NOTE 7. CONVERTIBLE DEBENTURES

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

On December 15, 2004, Cornell Capital assigned one-half or $325,000 of the issued debentures to date plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc. ("Trey Resources"), a Delaware corporation. On March 8, 2005, Voyager Petroleum consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, the Company issued a total of four new debentures to Cornell Capital and Trey Resources, each, in the amount of one-half of the originally issued debentures. Voyager Petroleum also issued additional three-year 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,387 and to Trey Resources in the amount of $3,695 which represent all interest earned pro rata on the original four debentures up to termination. All of these debentures mature on March 8, 2008. The terms, except as indicated above, are identical to those originally issued.

On May 15, 2007, an unaffiliated third party purchased the total outstanding principal and interest of our convertible debentures with Cornell Capital and Trey Resources. Installment payments under the purchase agreement are secured by the debentures and, in the event of default, Cornell Capital and Trey Resources have the option to exercise all rights thereunder. The Company consented to the purchase and adjusted the principal of the Trey Resources' debenture dated March 8, 2007 in the original principal amount of $50,000 by an increase of $991 to account for a difference in the outstanding balance due.

Conversion of Debt to Equity and Debt Redemption:

The following principal amounts were converted or redeemed of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $150,000:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
12/20/05      $    20,000   $        --   $        --   $        --       160,000   $    0.1250
02/08/06      $     3,500            --            --            --       280,000   $    0.0125
04/10/06      $    12,500            --            --            --       714,286   $    0.0175
08/08/06      $        --            --        10,887(D)        773            --            --
08/08/06      $    35,000            --            --            --     1,000,000   $    0.0350
10/06/06      $    50,000            --            --            --     1,639,344   $    0.0305
12/20/06      $    18,113            --            --            --     1,341,703   $    0.0135
              -----------   -----------   -----------   -----------   -----------
Total         $   139,113   $        --   $    10,887   $       773     5,135,333
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
              ===========   ===========   ===========   ===========   ===========

The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
05/24/07      $    17,237   $        --   $        --   $        --       273,603   $    0.0630
07/09/07      $    45,263   $        --   $        --   $        --       952,905   $    0.0475
              -----------   -----------   -----------   -----------   -----------
              $    62,500   $        --   $        --   $        --     1,226,508
              ===========   ===========   ===========   ===========   ===========

The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $17,387:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
07/09/07      $    17,387   $        --   $        --   $        --       366,042   $    0.0475
              -----------   -----------   -----------   -----------   -----------
              $    17,387   $        --   $        --   $        --       366,042
              ===========   ===========   ===========   ===========   ===========



The following principal amount was converted of the Cornell Capital debenture dated May 25, 2005 in the original principal amount of $350,000:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
07/09/07      $    93,206   $        --   $        --   $        --     1,962,232   $    0.0475
08/30/07      $   147,587   $        --   $        --   $        --     4,216,771   $    0.0350
              -----------   -----------   -----------   -----------   -----------
              $   240,793   $        --   $        --   $        --     6,179,003
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


The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $150,000:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
02/08/06      $     5,500   $        --   $        --   $        --       440,000   $    0.0125
04/10/06      $    12,500   $        --   $        --   $        --       714,286   $    0.0175
08/08/06      $        --   $        --   $    10,695(D)$       759            --            --
08/08/06      $    35,000   $        --   $        --   $        --     1,000,000   $    0.0350
10/06/06      $    50,000   $        --   $        --   $        --     1,639,344   $    0.0305
12/20/06(E)   $    30,000   $        --   $        --   $        --     2,222,222   $    0.0135
02/14/07(F)   $     6,305   $        --   $        --   $        --       504,400   $    0.0125
              -----------   -----------   -----------   -----------   -----------
Total         $   139,305   $        --   $    10,695   $       759     6,520,252
              ===========   ===========   ===========   ===========   ===========


The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $50,000:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
02/14/07(F)   $    18,695   $        --   $        --   $        --     1,495,600   $    0.0125
02/26/07(F)   $     6,500   $        --   $        --   $        --       391,566   $    0.0166
05/24/07      $    23,650   $        --   $        --   $        --       375,397   $    0.0630
07/09/07      $     2,146   $        --   $        --   $        --        45,179   $    0.0475
              -----------   -----------   -----------   -----------   -----------
Total         $    50,991(G)$        --   $        --   $        --     2,307,742
              ===========   ===========   ===========   ===========   ===========


The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
07/09/07      $    45,998   $        --   $        --   $        --      968,379    $    0.0475
08/30/07      $    16,502   $        --   $        --   $        --      471,486    $    0.0350
              -----------   -----------   -----------   -----------   -----------
Total         $    62,500   $        --   $        --   $        --    1,439,865
              ===========   ===========   ===========   ===========   ===========




The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal     Interest      Principal     Interest       Number     Conversion
                Amount        Amount        Amount        Amount          of          Price
 Date          Converted     Converted    Redeemed(A)    Redeemed      Shares(B)    Per Share(C)
-----------   -----------   -----------   -----------   -----------   -----------   -----------
08/30/07      $    21,089   $        --   $        --   $        --      602,543    $    0.0350
              -----------   -----------   -----------   -----------   -----------
Total         $    21,089   $        --   $        --   $        --      602,543
              ===========   ===========   ===========   ===========   ===========

(A)    Redemption amount equal to 150% of amount redeemed plus accrued interest.
(B) These shares have a restriction date of May 21, 2004 and those issued after February, 2006 were not registered with the Securities and Exchange Commission.
(C) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
(D) Total cost of redemption is $16,802 representing 150% of principal redeemed plus 5% interest from date of debenture. Cornell is to receive a warrant to purchase 5348 shares of the Company's common stock at an exercise price of $3.75 per share. As of the date of this filing, the warrant has not been issued.
(E) The Notice of Conversion was dated December 20, 2006. The shares were not issued until January 2, 2007.
(F) The Notice of Conversion was received on the date indicated. The shares were not issued until April 18, 2007.
(G) The principal of this debenture was increased by $991 to account for the difference in outstanding balance due.


NOTE 8. NOTES PAYABLE

Notes payable consists of the following:

                                                                         September 30, 2007        December 31, 2006
                                                                         ------------------        -----------------
          18%       note payable to BLN Capital Funding, LLC,
                    principal and interest due on demand but no
                    later than December 31, 2007. 150,000 shares
                    of the Company's restricted common stock were
                    issued as a commitment fee valued at $7,500
                    based on the closing bid price of $0.05 on the
                    date of note and an additional 10,000 and
                    5,000 restricted shares were issued as
                    consideration for second and third extensions
                    valued at $1700 and                                   $         35,000            $         --

          12%       note payable to P. Byrne, principal and
                    interest due October 15, 2007. A commitment
                    fee of $2,250 was payable upon execution.
                    Result of a renegotiated note dated August 15,
                    2006 in the original principal amount of
                    $35,000.                                                        23,647                  22,500

          24%       note payable to Coan, principal and interest
                    due December 31, 2005. Coan was repaid $15,000
                    of the original principal balance of $50,000
                    in 2004. Interest of $6,608 and $8,521 was
                    paid in 2004 and 2006, respectively. Principal
                    of $35,000 and accrued interest of $9,423.10
                    was converted on January 19, 2007 into
                    1,110,578 shares of common stock pursuant to a
                    Conversion Agreement.                                               --                  35,000

          5%        debentures payable to Cornell Capital,
                    principal and interest due March 8, 2008
                    convertible into shares of common stock at
                    price equal to lesser of (i) 150% of the
                    initial bid price of the common stock as
                    submitted by a market maker and approved by
                    the National Association of Securities Dealers
                    or (ii) 50% of the lowest closing bid price
                    for the 5 trading days immediately preceding
                    the conversion date. Reclassified from
                    long-term to short-term debt.                                  109,207                      --

          12%       note payable to Hackett, principal and
                    interest due October 31, 2006. Maturity date
                    has not been renegotiated with note holder.
                    Principal of $6,800 and interest of $469.48
                    was paid on March 30, 2007.                                         --                   6,800



          6%        note payable to Hackett, principal and
                    interest due March 14, 2997. 100,000 shares of
                    the Company's common stock were issued as a
                    commitment fee of $11,000 based on the closing
                    bid price of $0.11 on the note date of
                    September 14, 2006 which was amortized over
                    the term of the note. Principal of $50,000 and
                    accrued interest of $1,898 were paid in cash
                    and shares; $4,933 was converted May 29, 2007
                    to 41,245 of common shares pursuant to a
                    Conversion Agreement.                                               --                  50,000

          6%        note payable to Haggerty, principal and
                    interest due February 26, 2007. 90,000 shares
                    of the Company's common stock were issued as a
                    commitment fee valued at $9,000 based on based
                    on the closing bid price of $0.09 on the
                    trading date prior to the note date of August
                    26, 2006 which was amortized over the term of
                    the note.  Principal and interest of $50,921
                    was converted on January 3, 2007 into
                    1,273,014 shares of common stock.                                   --                  50,000

          5%        note payable to Haggerty, principal and
                    interest due January 15, 2008. Commitment fee
                    of $2,459 and interest of $41.10 payable was
                    100,000 shares of common stock within five
                    days of execution based on the closing bid
                    price of $0.025 on the trading date prior to
                    the note date of February 3, 2007.
                    Renegotiated note dated January 19, 2007 in
                    the original principal amount of $20,000.
                    Commitment fee of $5,659 and interest of
                    $41.10 was payable as 100,000 shares of common
                    stock within thirty days of execution based on
                    the closing bid price of $0.057 on January 18,
                    2007.  Principal of $5,000 was converted on
                    June 7, 2007 into 41,667 shares of common
                    stock pursuant to a Conversion Agreement.
                    41,667 warrants to purchase shares of
                    restricted common stock at an exercise price
                    of $0.20 for three years were granted upon
                    third extension executed in August, 2007 and
                    9,000 shares of restricted common stock were
                    issued for fourth extension executed in August,
                    2007 but effective as of June 22, 2007.                          15,000                      --

          12%       note payable to Hemmel, principal and interest
                    due June 30, 2006, convertible into common
                    stock after company's listing on public market
                    for 90 days at a 25% discount to the average
                    closing bid price for 30 trading days
                    preceding the conversion date. Hemmel was
                    repaid interest of $5,784 in 2005 and $100 of
                    the original principal balance of $50,000 and
                    interest of $4,505 in 2006.  Principal of
                    $49,900 and interest of $3,051 was paid in
                    cash and stock as of April 4, 2007; 41,667
                    shares of common stock was issued in
                    consideration for $49,900 pursuant to a
                    Conversion Agreement                                                --                  49,900

          12%       note payable to Nolan, principal and interest
                    due April 30, 2006, convertible into common
                    stock after company's listing on a public
                    market for 90 days at a 25% discount to the
                    average closing bid price for 30 trading days
                    preceding the conversion date. Nolan was
                    repaid $10,978 principal of the original
                    principal balance of $50,000 and $5,522
                    interest in 2006. Principal of $33,542 and
                    interest of $727.82 were converted into
                    1,038,489 shares of common stock on January
                    17, 2007.                                                           --                  33,542




          5%        debentures payable to Trey Resources, Inc.,
                    principal and interest due March 8, 2008
                    convertible into shares of common stock at
                    price equal to lesser of (i) 150% of the
                    initial bid price as submitted by a market
                    maker and approved by the National Association
                    of Securities Dealers or (ii) 50% of the
                    lowest closing bid price for the 5 trading
                    days immediately preceding the conversion
                    date. Reclassified from long-term to
                    short-term debt.                                                45,106                      --

          8%        note  payable to THI, inc., principal and
                    interest due October 15, 2007.                                  20,000                      --
                                                                               -----------           -------------
                    Current portion of Notes Payable                           $   247,960           $     247,742
                                                                               ===========           =============

Our long term debt consists of one debenture due in October, 2008 for $100,000. At December 31, 2006, our long term debt was $855,183, of which $405,183 was reclassified to current in the first quarter of 2007, and $350,000 reclassified to current in the second quarter of 2007.

NOTE 9. OPTIONS AND WARRANTS

The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of $0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of $0.001.

As of September 30, 2007 we have issued options and warrants in 2007 as follow:

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

o 41,667 warrants granted June 7, 2007 with a term of 3 year, an exercise price of $0.20; granted in connection with conversion of debt

o 204,000 warrants granted June 14, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock

o 600,000 warrants granted June 15, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock

o 200,000 warrants granted June 21, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock

o 1,000,000 warrants granted June 22, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock

o 250,000 warrants granted June 22, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock

o 2,300,000 options granted June 29, 2007 with a term of 1 year, an exercise price of $0.15; granted for consulting services

o 400,000 warrants granted July 17, 2007 with a term of 1 year, an exercise price of $0.12; granted in connection with the purchase of common stock

o 5,000,000 options granted July 17, 2007, modified November 2, 2007, with a term of 5 years, an exercise price of $0.0467; granted for compensation to an officer

o 1,500,000 warrants granted July 19, 2007 with a term of 1 year, an exercise price of $0.12; granted in connection with the purchase of common stock

o 250,000 warrants granted July 24, 2007 with a term of 1 year, an exercise price of $0.12; granted in connection with the purchase of common stock

o 665,494 warrants granted July 25, 2007 with a term of 12 months, an exercise price of $0.12; granted in connection with the purchase of common stock

o 1,000,000 warrants granted August 16, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock

Options are non-qualified stock options. The fair value of each option or warrant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock since the Company changed it primarily business focus in the second quarter of 2006. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

                                          2007
                                    -----------------
Expected volatility                 214.84% - 269.73%
Expected dividends                       $  --
Expected term (in years)                .5 - 2.5
Risk-free rate                         4.04%-4.91%

The fair value of options and warrants as of September 30, 2007 was $1,469,142. No options or warrants have been exercised in the current fiscal year as of September 30, 2007.

NOTE 10. SUBSEQUENT EVENTS

On October 9, 2007, the Company's subsidiary, Silicon Film Technologies, Inc. entered into a new joint venture agreement with Applied Color Science for the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. A previous joint venture had terminated in March, 2007. Under the terms of the agreement, Silicon Film contributes the use of its sensors, patents, mechanical designs and hardware resources in existence and Applied Color Science contributes financial and technical resources and a patented image sensor connection interface. The agreement terminates upon the earlier of the successful development of a functional prototype, the mutual consent of the parties or April 6, 2008. Silicon retains all ownership rights in the technology developed during the joint venture. Upon termination, Applied Color and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the joint venture, or a revenue sharing agreement for the commercialization of the electronic film system.

On October 10, 2007, the Company issued an unsecured 0% $3,000 note payable to Sebastien C. DuFort, its President, with a maturity date of October 15, 2007. On October 15, 2007, the note was paid in full.

On October 15, 2007, the Company issued an unsecured 18% $15,000 note payable to Hackett with a maturity date of November 15, 2007 and a commitment fee of 10,000 restricted shares of common stock valued at $640 based on the closing bid price of $0.064 on October 12, 2007. These shares were issued on November 15, 2007 and, at the same time, the maturity date was extended to February 15, 2008.

On October 15, 2007, the principal and interest of a THI note which matured was rolled over into a new 8% note of the same date together with an additional $25,000 principal. Under the terms of the new note, the Company is to pay monthly payments of $8,333.33 against the principal first until the note is retired. The first payment is due December 15, 2007. An additional $25,000 and $30,000 were added to the principal on October 19, 2007 and October 26, 2007, respectively.

On October 16, 2007, P. Byrne extended the maturity date of a note payable dated March 19, 2007 in the original principal amount of $23,647 to January 15, 2008.

On October 29, 2007, the Company entered into a Seventh Amendment to the Purchase and Sale Agreement with Deacon Enterprises, Inc. , a Michigan corporation, for the purchase of a processing facility located in Detroit, Michigan. Pursuant to the terms of the Seventh Amendment, the Company's right to inspect and evaluate the property was extended from September 30, 2007 until December 31, 2007 without any additional cost to the Company. The extensions to the Purchase Agreement have been necessary for the Company to evaluate certain title of property issues and obtain appropriate consents to the purchase and the easements. If the Closing does not occur by December 31, 2007, Deacon may terminate the Agreement and retain the $35,000 deposit held in escrow.

On October 30, 2007, the Company entered into an extension of its existing sublease for the Detroit processing facility with D.A. Stuart Company, the current lessee, extending the term of the sublease to the earliest of (a) December 31, 2007, (b) the date upon which the Company or its affiliates close on the purchase of the facility with the current owner or, (c) upon termination of the purchase agreement with the current owner.

On November 2, 2007, the Board of Directors of the Company approved a reduction in the exercise price of an aggregate of 5,000,000 options to purchase shares of the Company's common stock issued to Cathy Persin, its Chief Financial Officer and Corporate Secretary, on July 17, 2007 from an exercise price of $0.124 to $0.0467, which represents the closing bid price of the Company's common stock on November 2, 2007. All 5,000,000 options vested on the date of issuance.

On November 2, 2007, the Company awarded Sebastien C. Dufort, its President, 7,500,000 options to purchase common stock at a strike price of $0.0467 which was the closing bid price on November 2, 2007. All 7,500,000 options vested on the date of issuance and will expire on November 2, 2012. The fair value of these options at the grant date was $437,599.

On November 2, 2007, the Company awarded Cathy A, Persin, its Chief Financial Officer and Corporate Secretary, 1,500,000 options to purchase common stock at a strike price of $0.0467 which was the closing bid price on November 2, 2007. All 1,500,000 options vested on the date of issuance and will expire on November 2, 2012. The fair value of these options at the grant date was $87,520.

On November 16, 2007, BLN extended the maturity date of its note dated February 20, 2007 in the original principal amount of $35,000 from August 30, 2007 to January 15, 2008. The Company is to issue 5,000 shares of restricted common stock as a commitment fee valued at $200 based on the closing bid price of $0.04 on November 15, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Voyager Petroleum, Inc.," the "Company," "we," "us," and "our" refer to Voyager Petroleum, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operations of this Quarterly Report on Form 10-QSB and elsewhere in this filing that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity," or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

OVERVIEW

Voyager Petroleum, Inc. intends to acquire reputable middle-market petroleum-based lubricant companies and/or facilities that can be used to compound, blend and package private label motor oil and related products as well as acquire facilities to conduct like operations. Acquisition candidates also include suppliers and distributors of these products.

The Company's strategy is to target companies with established wholesale and third-party labeled products, regional distribution channels and seasoned management that would recognize increased revenue and/or significant cost savings from an injection of working capital, wider distribution channels and vertical integration of supply, processing, packaging and distribution.

RECENT DEVELOPMENTS

On October 29, 2007, the Company amended the Sales Agreement ("Agreement") for the purchase of the processing facility in Detroit, Michigan whereby the Company's right to inspect and evaluate the property was extended by Deacon, the seller, from September 30, 2007 until December 31, 2007 without any additional cost to the Company. The extensions to the Agreement have been necessary to evaluate certain title of property issues and obtain appropriate consents to the purchase and the easements. If the Closing does not occur by December 31, 2007, Deacon may terminate the Agreement and retain the $35,000 deposit held in escrow.

Subsequently, on October 30, 2007, the Company entered into an extension of its existing sublease with D.A. Stuart Company, the current lessee for the Detroit processing facility, extending the term of the sublease to the earliest of (a) December 31, 2007, (b) the date upon which the Company or its affiliates close on the purchase of the Premises with Deacon, or (c) upon termination of the purchase agreement with Deacon.

The Company completed a Phase II Environmental Site assessment of the premises and, on May 15, 2007, under contract with Associated Environmental Services, LLC located in Bloomfield Hills, Michigan, filed a Baseline Environmental Assessment with the Michigan Department of Environmental Quality as required by law. The Company intends to comply with its due care requirements which include engineering, monitoring, and operating controls and procedures at the facility. The facility is 20,000 square feet and is located on 3.5 acres of land. It encompasses a processing plant, warehouse space and offices with on-site railroad access and multiple loading docks. The plant houses 22 outside storage tanks and 32 inside storage tanks with heating capabilities for a total storage capacity of over 700,000 gallons. The Company plans to and is preparing the plant for processing, drying, and bottling reclaimed used oil and intends to expand its product portfolio by blending premium oil to diversify its revenue streams. In November, 2006, Voyager hired a Vice President of supply operations with twenty-four years of experience sourcing and processing used oil who will oversee the Detroit facility once it is operational.

The Company anticipates that its two subsidiaries, 600 S. Deacon LLC and Monarch Petroleum, Inc., will respectively own and operate the facility provided due diligence is satisfactorily completed. These two subsidiaries became active in the third quarter of 2007.

The Company's subsidiary, Sovereign Oil, Inc., is processing and packaging its current orders out of non-owned facilities in LaPorte, Indiana as well as McCook, Illinois.

Analysis of Business
--------------------

The Company's recent introduction into the oil industry will allow the Company to continue its development stage operations and to concentrate its strategy toward the acquisition of middle-market companies as well as facilities that can be used to process, blend, bottle, and distribute petroleum-based products for the automotive and manufacturing aftermarket. We believe there is ample room for revenue producing activities in this market that have not yet been tapped.

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

Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in the third quarter of 2007. An impairment loss of $135,275 was recorded for the loss of one patent on March 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Results of operations consist of the following:

                         September 30, September 30,
                            2007          2006        $ CHANGE         % CHANGE
                          ---------     ---------     ---------        ---------
Revenues                  $ 380,161     $      --     $ 380,161           100%
Cost of Revenues           (371,248)           --      (371,248)          100%
                          ---------     ---------     ---------
Gross Profit                  8,913            --         8,913           100%
Operating, General and
 Administrative Costs       981,673       253,455       728,218           287%
Net Operating Loss        $(972,761)    $(253,455)    $(719,306)          284%

In the third quarter of 2007, we continued to see increased revenues to $380,161 from the sale of base oil and automatic transmission fluid as compared with no sales for the comparable period in 2006. The costs associated with goods sold increased by the same margin resulting in a gross profit of $8,913.

Our operating, general and administrative costs increased by 287% or $728,218 primarily due to a $10,785 increase in communications resulting from the purchase of computers in our corporate office, a $472,423 increase in payroll expenses largely resulting from the addition of new personnel and a stock award of 2,500,000 shares issued to Cathy A.Persin, our Chief Financial Officer, valued at $310,000 based on the closing bid price of $0.124, a $16,200 increase in rent resulting from a higher monthly rent expense of $2,600 at our new executive office and a $4,000 monthly expense to lease the Detroit processing facility, an increase in general and administrative expenses of $129,314 and a $239,465 increase in professional fees largely resulting from an increase of $225,255 in consulting fees.

An increase in our net operating loss for the three months ending September 30, 2007 of $972,761 as compared to $253,455 as of September 30, 2006 is largely attributable to an option and warrant expense of $663,261 attributable to a round of financing in which the Company sold 3,815,494 shares of restricted common stock to accredited investors for $0.10 per share together with warrants to purchase the same amount of restricted shares at $0.12 per share which are exercisable for a period of twelve to eighteen months as well as the issuance of 5,000,000 options to Cathy A. Persin, our Chief Financial Officer, at a strike price of $0.124 which was later amended in November, 2007 to $0.0467 per share which are exercisable for five years.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Results of operations consist of the following:

                         SEPTEMBER 30,    SEPTEMBER 30,
                              2007            2006          $ CHANGE          % CHANGE
                          -----------     -----------     -----------         --------
Revenues                  $   477,411     $        --     $   477,411             100%
Cost of Revenues             (434,753)             --        (434,753)            100%
                          -----------     -----------     -----------
Gross Profit                   42,658              --          42,658             100%
Operating, General and
  Administrative Costs      2,655,973         556,955       2,099,018             377%
Net Operating Loss        $(2,613,315)    $  (556,955)    $(2,056,360)            369%

Revenues continued to increase to $477,411 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as we shifted our focus to selling petroleum-based products resulting in a gross profit of $42,658.

Operating, general and administrative costs increased dramatically by $2,099,018 from $556,955 for the nine months ended September 30, 2006 to $2,655,973 for the nine months ended September 30, 2007, mostly attributable to cost increases of $25,883 in communication expense, $824,931 in payroll expense, $1,068,405 in professional fees expense and $44,200 in rent expense.

An increase in our net operating loss for the nine months ending September 30, 2007 of $2,613,315 as compared to $556,955 as of September 30, 2006 is largely attributable to an option and warrant expense of $1,469,142.

LIQUIDITY AND CAPITAL RESOURCES

Voyager Petroleum is accounted for as a development stage company. We are currently seeking to expand our operations and are investigating additional business opportunities and potential acquisitions. Accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

                                        SEPTEMBER 30,  DECEMBER 31,
                                            2007          2006        $ CHANGE         % CHANGE
                                         ----------    ----------    ----------       ----------
Cash                                     $   27,323    $       --    $   27,323            100%
Accounts Receivable                      $  112,142    $   20,328    $   91,814            452%
Inventory                                $  227,572    $       --    $  227,572            100%
Accounts Payable and Accrued Expenses    $1,808,618    $1,732,924    $   75,694              4%
Notes Payables                           $  347,960    $1,102,925    $ (754,695)           (68%)
Proceeds from sale of Common Stock       $1,209,057    $1,541,514    $ (332,457)           (22%)

As of September 30, 2007, we had total current assets of $859,445 and total current liabilities of $2,056,578. As a result, we had a working capital deficit of $1,197,133. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities.

As we began to implement our business plan through growth and increased sales, our accounts receivable more than quadrupled to $112,142 at September 30, 2007 as compared to $20,328 at December 31, 2006 and our inventory grew with the acquisition of base oils and packaging and shipping materials from $0.00 at December 31, 2006 to $227,572 as of September 30, 2007. We anticipate a steady increase in sales based on management's determination to apply available cash to the purchase of inventory to enable the Company to meet the demand for its products.

Notes payable decreased dramatically by 68% from $1,102,925 at December 31, 2006 to $347,960 at September 30, 2007 as a result of both conversions by note holders of outstanding principal as well as our ongoing effort to pay off old debt.

As of September 30, 2007, 500,000 shares of Series A preferred stock were converted into 500,000 shares of common stock at par value.

We had $27,323 cash on hand as of September 30, 2007 compared to $0.00 as of December 31, 2006. In the nine months ended September 30, 2007, we financed our operations primarily through the sales of securities of $1,210,000, sales of securities not yet issued of $99,994, loans by an officer of $23,000, loans by unaffiliated third parties of $75,000, receipt of payments on accounts receivable of $477,411 from the sales of motor oil, anti-freeze, automatic transmission fluid and lubricant-based air freshener, and receipt of payments on other receivables of $50,000. The proceeds were used for general corporate obligations, the payment of promissory notes, the purchase of a 1999 truck capable of transporting both liquid and packaged goods and the purchase of raw materials and packaging and shipping materials. We will continue to need additional cash during the following twelve months to satisfy current liabilities of $2,056,578, specifically, the payment of notes payable which will mature and some past due accounts. These needs will coincide with the cash demands resulting from our general operations and planned expansion. Management believes that the demand for its products is strong. We are and intend to continue selling motor oil, automatic transmission fluid, anti-freeze and petroleum-based air freshener. While we are seeking additional factory capacity to meet this demand, we need the ability to purchase raw materials, primarily oil, anti-freeze and additives as well as packaging and shipping materials. Since our entry into the petroleum-based lubricant market is recent and we don't have an established credit history, our ability to obtain credit and negotiate favorable terms for the purchase of raw materials is reduced. The time gap between the Company's investments in materials and payment for the finished product can be up to several months although the Company is seeking to obtain stronger relationships with its customer base so that it can negotiate shorter payment schedules. Without cash resources and storage capacity, the Company can only maintain a limited level of inventory and service only a small portion of potential orders for its products. By December 31, 2007, we anticipate a need to raise $300,000 to satisfy our cash demands. In addition, we will need to seek financing in the amount of $1,200,000 from outside sources to fund the purchase of processing and bottling equipment at about $500,000 for and the ultimate purchase of the Detroit processing facility at $725,000, assuming due diligence is satisfactory.

We will continue to rely upon the sale of securities, funds provided by certain officers, loans and other debt or equity financing arrangements with third parties with an emphasis on debt financing arrangements. We are actively pursuing private debt sources and are in negotiations with third parties regarding debt financing of the Detroit processing and bottling equipment and for the facility itself if due diligence is satisfactory completed. Management anticipates that there will be an increase in operating expenses for the start-up of operations in the Detroit facility and, generally, a higher level of fixed administrative expenses. But the Company also expects that these administrative expenses will remain relatively constant over time and that there will be a significant increase in sales to offset them. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions. If we are unsuccessful in obtaining additional working capital, we may need to curtail operations which may result in a lower stock price or cause us to cease operations altogether.


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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2007, the Company sold 1,100,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $175,400 pursuant to a securities purchase agreement.

On July 5, 2007, the Company sold 250,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $25,000 pursuant to a securities purchase agreement.

On July 5, 2007, the Company sold 200,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $20,000 pursuant to a securities purchase agreement.

On July 5, 2007, the Company sold 200,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $20,000 pursuant to a securities purchase agreement.

On July 5, 2007, the Company sold 204,000 shares of restricted common stock at $0.10 per share to an unaffiliated third party for a total purchase price of $20,400 pursuant to a securities purchase agreement.

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

The proceeds were used for general corporate obligations a payment on a promissory note, and the purchase of raw materials and packaging and shipping materials.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the third quarter of 2007.


ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.

31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley
        Section 302.
32.1    Certification by Chief Financial Officer pursuant to Sarbanes Oxley
        Section 302.
32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C.
        Section 1350
32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C.
        Section 1350


(b) Reports on 8-K During the Quarter.

On July 18, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Items 1.01(Entry Into a Material Agreement), Item 1.02(Termination of a Material Definitive Agreement), and 9.01(Financial Statements and Exhibits).

On July 20, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 1.01 (Entry Into a Material Agreement), and Item 9.01 (Financial Statements and Exhibits).

On August 1, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Certain officers; Compensatory Arrangements of Certain Officers).

On August 24, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission under Items 1.01(Entry Into a Material Agreement), Item 1.02(Termination of a Material Definitive Agreement), and 9.01(Financial Statements and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VOYAGER PETROLEUM, INC. AND SUBSIDIARIES





DATED: NOVEMBER 19, 2007               BY: /S/ SEBASTIEN C. DUFORT
                                       ---------------------------------
                                             SEBASTIEN C. DUFORT, PRESIDENT
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)



DATED: NOVEMBER 19, 2007               BY: /S/ CATHY A. PERSIN
                                       ---------------------------------
                                             CATHY A. PERSIN
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL ACCOUNTING OFFICER)