Form 10KSB
period 2007-12-31
Voyager Petroleum, Inc.
filed 2008-04-15
CIK 1140300

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the Fiscal Year Ended December 31, 2007

                                       OR

  [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-32737

                             VOYAGER PETROLEUM, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                                 88-0492272
------------------------------                             ---------------------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                              Identification Number

                123 East Ogden Ave. Ste 102A, Hinsdale, IL 60521
         ------------------------------------------------------ --------
                 Address of principal executive office Zip Code

                    Issuer's telephone number: (630) 325-7130
              ----------------------------------------------------

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT

                         Common Stock, $0.001 Par Value
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company).
Yes [ ] No [X]

The Company's revenues for Fiscal Year ended December 31, 2007 were $682,498.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 2, 2008 was approximately $3,235,050.

As of April 2, 2008, there were 147,047,719 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                             TABLE OF CONTENTS                              PAGE

PART I.

Item 1.  Description of Business                                               3

Item 2.  Description of Property                                              13

Item 3.  Legal Proceedings                                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

PART II.

Item 5.  Market for Company's Common Equity and Related Stockholder Matters   13

Item 6.  Management's Discussion and Analysis or Plan of Operation            16

Item 7.  Financial Statements                                                F-1

PART III.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                          28

Item 8A. Controls and Procedures                                              28

Item 8B. Other Information                                                    29

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act                             30

Item 10. Executive Compensation                                               31

Item 11. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters                                               35

Item 12. Certain Relationships and Related Transactions                       36

Item 13. Exhibits                                                             38

Item 14. Principal Accountant Fees and Services                               43

SIGNATURES                                                                    44

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

Voyager Petroleum, Inc. ("Voyager Petroleum" or "Company"), formerly known as Voyager One, Inc., was incorporated under the laws of the state of Nevada in April, 2000. On October 2, 2006, the Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the Company from Voyager One, Inc. to Voyager Petroleum, Inc. to reflect the Company's new business strategy of processing and distributing petroleum-based products as management recognized the long-term value trend in energy.

The Company was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity which management believed was a suitable acquisition candidate. We have been in the developmental stage since inception and have limited operating history other than for organizational matters.

CORPORATE STRUCTURE

In February, 2004, Voyager Petroleum acquired Silicon Film Technologies, Inc., ("Silicon Film"), an Illinois corporation, incorporated on June 28, 2002. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film rather than an acquisition by the Company. Immediately after the consummation of the transaction, Voyager Petroleum owned 100% of the capital stock of Silicon Film making it a wholly-owned subsidiary.

Our Officers and Directors have changed as follows:

       o Pursuant to the acquisition, the officers and Board of Directors of Voyager Petroleum resigned. Patricia Heller resigned as Secretary and Director in January, 2004. Gerry Martin, the President, Treasurer and Director, resigned upon the closing of the share exchange transaction. They were replaced with John Lichter, as Chief Executive Officer and acting Secretary and Sebastien DuFort, as President and acting Chief Financial Officer.

       o On September 1, 2006, Voyager Petroleum appointed Jefferson Stanley as its Chief Financial Officer, enabling Interim Chief Financial Officer, Sebastien C. DuFort , to continue on as President, focusing on corporate development and potential acquisitions.

       o In February, 2007, John Lichter resigned as the company's Chief Executive Officer and Jefferson Stanley, our Chief Financial Officer, was appointed by the board to fill the vacancy.

       o On March 23, 2007, the Company formed a wholly-owned subsidiary, Sovereign Oil, Inc., a Nevada corporation, to run its Illinois operations. Our President, Sebastien C. DuFort also serves as the President of Sovereign Oil. On May 14, 2007 Voyager Petroleum hired Richard Stiefel as Vice President of Sovereign Oil, Inc. to assist Mr. DuFort in its operations. In June, 2007, Sovereign Oil hired Mazen Khatib as its Vice President of Distribution. Both Mr Steifel and Mr. Khatib left our employ in the third quarter of 2007 due to fiscal restraints.

       o On April 24, 2007, Jefferson Stanley resigned as CEO and CFO from the Company.

       o On April 30, 2007 the Board of Directors of the Company appointed Cathy A. Persin, the Company's Vice President and Corporate Secretary since April, 2004, as the Company's Chief Financial Officer, to fill the vacancy created by Mr. Stanley's resignation.

On May 4, 2007, the Company formed two additional subsidiaries, 600 South Deacon LLC and Monarch Petroleum, Inc., both Michigan corporations which are intended to own and operate, respectively, a Detroit blending facility. Both of these companies became active in the third quarter of 2007.

The Company's subsidiary, Sovereign Oil, Inc., packaged petroleum products out of non-owned facilities in LaPorte, Indiana as well as McCook, Illinois through November, 2007. Beginning in December, 2007, the Company focused all of its resources towards the purchase and renovation of the Detroit processing facility.

Upon its acquisition, Voyager Petroleum conducted its operations through its wholly-owned subsidiary, Silicon Film Technologies, Inc. The Company has developed electronic film technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images without any physical modification to the camera.

In late 2006 and 2007, the Company undertook a new strategic focus to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket. While the growth of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture are all factors which support our electronic film system technology, the Company feels that the oil and gas sector provides greater opportunity. Management also believes that the oil and gas sector is better suited for generating higher revenues both in the short and long term, will provide increased opportunities for growth and will provide a sustained longevity that may not be present in the photographic industry. Considering all of these factors, management believes that the change in strategy will present greater opportunity to build shareholder value. Management intends to consider other alternatives for Silicon Film Technologies, Inc., since it no longer fits the Company's long-term business plan.

BUSINESS DESCRIPTION

In its quest to manufacture and distribute eco-friendly petroleum-based products and services to the automotive and manufacturing aftermarket, the Company intends to promote its environmentally conscious processing methods for reclaimed used oil. The Company will seek to acquire reputable middle-market petroleum-based lubricant companies that re-refine, process and package private label motor oil and related products as well as acquire facilities to conduct like operations. Acquisition candidates also include suppliers and distributors of these products.

In January, 2007, the Company signed a purchase agreement for a processing facility in Detroit, Michigan. The 20,000 square foot facility which will be used to process reclaimed used oil sits on 3.5 acres of land and consists of a warehouse, a processing facility and offices with on-site railroad and truck access. The plant houses 22 outside storage tanks and 32 inside storage tanks, some with heating capabilities, for a total storage capacity of 718,000 gallons. On April 4, 2008, the Company assigned all of its right, title and interest in the purchase agreement to 600 South Deacon LLC, its wholly-owned subsidiary. 600 South Deacon closed on the purchase of the facility on April 4, 2008.

Voyager Petroleum's strategy is to establish the Company as a premier service provider of processed reclaimed used oil and also provide wholesale and third party labeled products. The Company will also seek to acquire middle-market petroleum lubricant companies involved in recycling, processing and re-distributing reclaimed used oil for the automotive and manufacturing aftermarket. Voyager will identify companies with regional distribution channels and seasoned management that would recognize increased revenue and/or significant cost savings from an injection of working capital, wider distribution channels and vertical integration of supply, processing, packaging and distribution.

PRODUCTS

Petroleum-based products include motor oils and grease, fluids such as anti-freeze, air fresheners or other oil based products used for engine oils, hydraulic fluids, metal working fluids or other purposes.

Base oils are the primary ingredient to all oil lubricants. Blenders and packagers purchase base oils and blend with "V.I." improvers and additive packages to create motor oil which is then sold in bulk, wholesale or retail bottles. Group 2 oils are generally the preferred base for motor oil. They have fair to good performance in lubricating properties such as volatility, oxidative stability, and flash/fire point. They also have fair performance in areas such as pour point, cold crank viscosity and extreme pressure wear. Group 3 and 4 base oils are generally combined with synthetic motor oils and additives marketed as synthetic products with good performance characteristics. Producers of virgin Group 2 base oils include Exxon, Mobil, Motiva, Conoco-Phillips, Chevron, Calumet Lubricants, Flint Hills Resources, and Valero.

A key focus of the Company is to promote its environmentally conscious products and methods of processing as a service to various manufacturers, distributors, bottlers, and blenders. The Company intends to process for or purchase reclaimed used oil from various consolidators of used petroleum such as gear oil, machine oils, etc. that have never been burnt. These un-combusted, but unrefined oils can then be transported to the processing facility in Detroit, Michigan for processing. During the processing, all impurities and contaminants are extrapolated out of the oil thus leaving it with a renewable petroleum base oil. This base oil can then be blended with other chemical components depending on the final desired product as well as blended with various additive packages to create finished motor oil.

COMPETITION

The lubricant market includes refiners, re-refiners, packagers, blenders and distributors. The U.S. market for aftermarket motor oil is in the billions of dollars. The top half of the United States lubricant market is controlled by larger multi-national petroleum companies but there are only two large re-refiners of used motor oils in the United States, Safety-Kleen Systems Inc., based in Indiana and Evergreen Oil, Inc. based in Irvine, California. The bottom half of the market is highly fragmented, with many smaller players especially in the private label market so competition is more regional and less competitive, especially for recycled products. Private blenders and packagers are spread across the United States and include Warren Oil, North Carolina, Amalie Motor Oil, Inc., Florida, and Smitty's Supply, Inc., Louisiana. Companies such as these are our primary competitors since we are not re-refiners such as Safety-Kleen Systems Inc. and Evergreen Oil, Inc.

The largest end users are automotive and industrial manufacturers. Product outlets include bulk wholesalers, retailers, discount chains, non-auto retailers and manufacturers. Most retail outlets for motor oil carry a major brand and a lesser-known, lower-priced brand. We expect to compete with the lesser-known brands, which consist of other regional/national motor oil blenders and packagers largely by maintaining a broad customer base, managing a competitive cost structure so that we can pass through competitive pricing, delivering a quality product on time and by managing customer relationships. Consumers often view oil and other lubricants as largely undifferentiated which helps drive demand for recycled or less brand name products. A recycled product may also be viewed or marketed as a more environmentally responsible product providing a competitive edge.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Supply sources, costs and licensing are all barriers to market entry. We intend to establish reliable and consistent channels of delivery of raw materials by hiring and contracting with individuals with established supply contacts and intend to actively pursue new supply sources. Since reclaimed used oil is significantly cheaper to purchase than virgin base oil, we expect to keep our costs contained. Management has been working to establish multiple sources of low cost reclaimed used oil.

Voyager Petroleum initially planned to only sell petroleum lubricants to the retail automotive after-market, but since our growth is expected to be driven by the processing of reclaimed used oil and an anticipated trend towards environmental conservation in the United States, we expanded our products and services to include manufacturers and distributors as well. The Company plans to focus and grow its business both organically by capturing market share across regional markets and through acquisition. Integrating supply, processing, packaging and distribution, we believe, will create significant opportunities for growth and reduction of costs.

DEPENDENCE ON MAJOR CUSTOMERS

Voyager Petroleum is developing a diverse customer base with a low dependency on any one customer to avoid a potential sharp fluctuation in sales due to unforeseen circumstances.

INTELLECTUAL PROPERTY

Our patents are associated with our electronic film system and were acquired in February, 2003 along with Silicon Film Technologies, Inc., our wholly-owned subsidiary, purchased from Quest Manufacturing, Inc. (an entity controlled by Voyager Petroleum's then CEO, John Lichter) all of the non-cash assets and assumed one accounts payable of a now-bankrupt California company for a total purchase price of $1,158,250 pursuant to an Asset Purchase Agreement. Neither John Lichter nor Sebastien DuFort, Voyager Petroleum's president, were employees of the California company.

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

All of the patents purchased from Quest Manufacturing, Inc. are the subject of assignments which conveyed all rights, title and interest in the underlying patents. Some of the patents are the subject of a licensing agreement between an unaffiliated third party, Itzchak Sapir, and the now-bankrupt California based company. Pursuant to the licensing agreement and amendment thereto, the inventor, Itzchak Sapir is to receive a royalty payment of 1.5% of all e-film sales. As of December 31, 2007, no royalties have been paid.

Patents
-------
As of December 31, 2007, Voyager Petroleum had four issued United States patents and one issued foreign patent applying to the EFS and generally related to attributes of the electronic film system. Voyager Petroleum owns all rights, title and interest in the technology and intellectual property which is the subject of the royalty bearing amended licensing agreement and assignment with Itzchak Sapir, an unaffiliated third party.

Our issued United States patents involve the following inventions and designs:

Apparatus for operating a film camera-#5282040:
Filed: August 25, 1992,
Issued: January 25, 1994,
Expires: May 7, 2011;

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

Licensing Agreements
--------------------
We are obligated, pursuant to a licensing agreement with Itzchak Sapir and amendment thereto, to pay royalties on all planned products which incorporate our electronic film system ("EFS"). Accessories such as batteries and cable do not have royalties attached to them. Sapir assigned all of his rights, title and interest in the intellectual property underlying our EFS. The royalty is equal to 1.5% of the gross sales price of any EFS products we sell to third parties. For this purpose, gross sales price means the price actually charged to the purchasers of these products minus excise and sales taxes, import duties and separately invoiced shipping charges and adjusted for actual returns.

Trademarks
----------
We have one registered United States trademark for the stylized (e) and a total of three registered foreign trademarks for the stylized (E) mark in Mexico and the "Silicon Film" mark in Australia and Switzerland.

In September 2007, Sovereign Oil purchased any and all rights in certain trademarks related to its operations from a non-affiliated third party valued at $5,000.

Domain Names
------------
We have 2 registered domain names: www.voyagerpetroleum.com and www.siliconfilm.com.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Currently there is no governmental approval required for our principal products or services.

GOVERNMENTAL REGULATIONS

Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. We believe that we are in substantial compliance with current applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements.

The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

Aside from required compliance with federal and state securities laws, regulations and rules, and federal, state and local tax laws, regulations and rules, the Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

RESEARCH AND DEVELOPMENT

On September 22, 2006, the Company, on behalf of its subsidiary Silicon Film, entered into a joint venture agreement with Applied Color Science so that Applied Color Science can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its patents. Under the terms of the agreement, Silicon Film contributed the use of its sensors, patents, mechanical designs and hardware resources in existence and issued a total of 705,000 restricted shares of Voyager Petroleum's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. Applied Color Science contributes financial and technical resources, a patented image sensor connection interface, and agreed to credit $11,000 owed to it by Silicon. Upon the contractual termination of the joint venture in March, 2007, a new joint venture was formed which will be in existence until October, 2008.

For the years ending December 31, 2007 and 2006, no research and development costs have been incurred by the Company.

COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Our operations are subject to certain costs arising from environmental, health and safety laws and regulations. This may consist of preparing environmental assessments in order to receive required environmental permits to conduct operations. Accompanying the purchase and sale agreement for the processing facility in Detroit, Michigan the Company is required to obtain a category S Baseline Environmental Assessment (BEA) under Michigan law. Voyager Petroleum filed its BEA with the Michigan Department of Environmental Quality in May, 2007. The Company intends to comply with its due care requirements which include engineering, monitoring and operating controls and procedures at the facility. The costs incurred for the environmental assessment included $69,534 in fees paid to the engineering firm for all environmental services pertaining to the property and approximately $30,000 in legal fees.

There are generally permits, licenses and user fees for operations associated with these types of processing facilities including those that deal with waste water. We anticipate these to cost approximately $2,000 per year at the Detroit facility.

Such regulations also typically include requirements to develop spill contingency plans and may require removal or cleanup of contamination under certain circumstances, and impose civil liabilities or criminal penalties for violations. The Company has implemented a spill contingency plan.

In addition, our Vice President of Supply Operations, Robert Nelson, holds a B-2A Waste Treatment Plant Operator license with the Michigan Department of Environmental Quality.

EMPLOYEES

As of December 31, 2007, we had three full-time employees in administration & operations. The employees consisted of Sebastien C. DuFort, the President and Chief Executive Officer of Voyager Petroleum and the President of all of its subsidiaries; Cathy A. Persin, the Chief Financial Officer of Voyager Petroleum and Corporate Secretary and Treasurer of Voyager Petroleum and its subsidiaries; and Robert E. Nelson, the Vice President of Supply Operations for Monarch Petroleum, Inc., a subsidiary of Voyager Petroleum. None of our employees are represented by a labor organization and we are not party to any collective bargaining agreements.

In the third quarter of 2007, three full time employees were dismissed due to the fiscal restraints of the Company. Voyager Petroleum is currently supplementing its employee resource needs by utilizing commission-based independent sales representatives and consultants.

REPORT TO SECURITY HOLDERS

The Company is required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission (SEC) on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

RISK FACTORS

General
-------

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

TO DATE WE HAVE HAD SIGNIFICANT OPERATING LOSSES, AND AN ACCUMULATED DEFICIT AND HAVE HAD LIMITED REVENUES AND WE CANNOT PREDICT WHEN WE MIGHT BECOME PROFITABLE, IF EVER.

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the year ended December 31, 2007 was $5,225,834 resulting in an accumulated deficit of $13,439,548. We had revenue of $682,498 for the year ended December 31, 2007 but resulting in gross profits of only $9,509. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2007 AND DECEMBER 31, 2006 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

We had current assets of $427,867 and $557,134 at December 31, 2007 and December 31, 2006, respectively. We had current liabilities of $2,293,543 and $1,980,066 at December 31, 2007 and December 31, 2006. As a result, we had a working capital deficit of $1,865,676 and $1,423,532 at December 31, 2007 and December 31, 2006, respectively. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities.

THE COMPANY HAS SUBSTANTIAL NEAR-TERM AND LONG-TERM CAPITAL NEEDS; THE COMPANY MAY BE UNABLE TO OBTAIN NEEDED ADDITIONAL FUNDING.

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

The Company's recent introduction into the oil industry will allow the Company to continue its development stage operations and to concentrate its strategy toward the acquisition of middle-market companies and/or facilities that can be used to process, blend, package, and distribute petroleum-based products for the automotive and manufacturing aftermarket. However, there is no assurance that the necessary long-term funds through the sale of securities or debt financing arrangements will be realized to support these operations and fund future acquisitions.

Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2007, indicating that certain conditions exist that raise substantial doubt regarding our ability to continue as a going concern. These include the fact that we have been in the development stage since our inception (June 28, 2002) and that we continue to incur significant losses; accordingly, our viability depends on our ability to obtain future financing for the success of our future operations.

The financial statements included in this Form 10-KSB do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Voyager Petroleum to continue as a going concern. If we are, in fact, unable to continue as a going concern, stockholders may lose their entire investment in our common stock.

SARBANES-OXLEY ACT

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management's assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor's report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

Risks Related To Our Business
-----------------------------

OUR OPERATIONS ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS THAT MAY EXPOSE US TO LIABILITIES FOR NONCOMPLIANCE, WHICH COULD ADVERSELY AFFECT US.

Our operations are vulnerable to certain risks arising from environmental, health and safety laws and regulations. These laws and regulations may require removal or cleanup of contamination under certain circumstances, and impose civil liabilities or criminal penalties for violations. This may consist of preparing Environmental Assessments in order to receive required environmental permits to conduct operations.

We may incur material liability related to our operations under governmental regulations, including environmental, health and safety requirements. We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on our business, financial condition or results of operations. Because the requirements imposed by such laws and regulations are subject to change, we are unable to forecast the ultimate cost of compliance with such requirements. The modification of existing laws and regulations could have a material adverse effect on us by increasing costs for environmental testing and compliance as well as cause delay in our operations. Moreover, there has been a trend in recent years toward stricter standards in environmental, health and safety legislation and regulation, which may continue.

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

MOST OF OUR COMPETITORS MAY BE ABLE TO USE THEIR FINANCIAL STRENGTH TO DOMINATE THE MARKET, WHICH MAY AFFECT OUR ABILITY TO GENERATE REVENUES

Most of our competitors are established companies and could choose to use their business connections and financial sources to finance their continued participation and penetration of this market which may impede our ability to generate sufficient revenue to cover our costs. Their committed financial resources could allow them to significantly out spend us on price to our customers, marketing and production, better withstand industry downturns, allow them to retain skilled personnel and acquire and refurbish existing equipment so as to able to process higher quantities of oil lubricant products more quickly. We might not be able to maintain our ability to compete in these circumstances.

LOSS OF EXECUTIVE OFFICERS OR OTHER KEY EMPLOYEES COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is dependent upon the continued services and skills of our current executive management. The loss of services of any of these key personnel, including our CEO and President, Sebastian DuFort, and our Chief Financial Officer, Cathy Persin, could have a negative impact on our business because of such personnel's skills and experience and the difficulty of promptly finding qualified replacement personnel.

WE MAY NOT EFFECTIVELY MANAGE THE GROWTH NECESSARY TO EXECUTE OUR BUSINESS PLAN, WHICH COULD ADVERSELY AFFECT THE QUALITY OF OUR OPERATIONS AND OUR COSTS.

In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we must significantly grow internally. This growth will place significant strain on our current personnel, systems and resources. We expect that we will continue to hire employees, including technical, managerial, marketing and sales staff for the foreseeable future. This growth will require us to improve management, technical information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, risks associated with pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

IF WE MAKE ANY ACQUISITIONS OF COMPANIES, THEY MAY DISRUPT OR HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Although we have no present contracts for any acquisitions of companies, in the event that we make acquisitions, we could have difficulty integrating the acquired company's personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

       o the difficulty of integrating acquired products, services or operations;

       o the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies

       o the difficulty of incorporating acquired rights or products into our existing business;

       o difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

       o difficulties in maintaining uniform standards, controls, procedures and policies;

       o the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

       o the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

       o potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Risks Related To Our Common Stock
---------------------------------

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO SELL YOUR STOCK.

Our common stock is quoted on the OTC Bulletin Board under the symbol "VYGO.OB." There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

OUR STOCK PRICE MAY BE VOLATILE

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

       o      new products and services by our competitors;
       o      additions or departures of key personnel;
       o      sales of our common stock;
       o our ability to integrate operations, technology, products and services;
       o      our ability to execute our business plan;
       o      operating results below expectations;
       o      loss of any strategic relationship;
       o      industry developments;
       o      economic and other external factors; and,
       o      period-to-period fluctuations in our financial results.

Because we have a limited operating history, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above-listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

OUR COMMON STOCK WILL BE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

       o that a broker or dealer approve a person's account for transactions in penny stocks; and
       o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

       o obtain financial information and investment experience objectives of the person; and
       o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

       o sets forth the basis on which the broker or dealer made the suitability determination; and
       o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

THE ISSUANCE OF SHARES THROUGH OUR STOCK COMPENSATION PLANS MAY DILUTE THE VALUE OF EXISTING STOCKHOLDERS AND MAY AFFECT THE MARKET PRICE OF OUR STOCK.

We may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURNS ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 2.  DESCRIPTION OF PROPERTY

Detroit Facility
----------------
The Company entered into a Purchase and Sale Agreement ("Agreement"), effective January 19, 2007, with Deacon Enterprises, Inc., ("Deacon") a Michigan corporation, for the purchase of a processing facility located in Detroit, Michigan. On April 4, 2008, the Company assigned all of its rights, title and interest under the Agreement to 600 South Deacon LLC, a wholly-owned subsidiary of the Company. On April 4, 2008, 600 South Deacon LLC closed on the purchase of the facility in escrow. Pursuant to the terms of the Agreement, as amended, the total purchase price of $725,000 for the premises, less a $50,000 deposit held in escrow and an additional $75,000 was paid at closing. Deacon agreed to finance the remaining purchase price through a secured loan evidenced by a promissory note in the principal amount of $600,000 secured by a mortgage on the premises. The promissory note, bearing a 10% interest rate, matures on October 4, 2008 and is to be paid in six consecutive monthly payments of principal and interest beginning on May 4, 2008. The first five payments equal $50,000 with the balance due upon maturity. Deacon also executed a Bill of Sale with 600 South Deacon LLC selling all of its right, title and interest to all the personal property present on the premises in connection with the Company's current occupancy.

The 20,000 square foot plant, which will be used as a primary processing facility, sits on 3.5 acres of land and consists of a warehouse, a processing facility and offices with on-site railroad and truck access. The plant houses 22 outside storage tanks and 32 inside storage tanks, some with heating capabilities, for a total storage capacity of 718,000 gallons.

Voyager Petroleum also obtained access to the facility in January, 2007 via an access agreement with the then current tenant, D.A.Stuart ("Stuart") in order to perform due diligence inspections and environmental assessments. On April 1, 2007, the Company subleased the premises from Stuart for pre-occupancy possession. The access fees and subsequent rent was $4,000 per month plus utilities, repairs, maintenance, taxes, assessments and insurance which ended upon the closing on April 4, 2008. Upon closing of the facility, D.A. Stuart sold all of its right, title and interest in all tangible personal property present on the premises in connection with the Company's current occupancy.

Corporate Office
----------------
On March 19, 2007, Sebastien C. DuFort, both personally and on behalf of the Company, executed a two year lease for larger executive office space beginning April 1, 2007 located at 123 East Ogden Avenue, Suite 102A, Hinsdale, Illinois 60521 at $2,600 a month subject to a 5% inflation adjustment for the second year plus payment of electrical and gas.

North American Refining
-----------------------
On April 19, 2007, Sovereign entered into a lease agreement with North American Refining Co. ("North American Refining"), an independent third party and a Delaware corporation, located in McCook, Illinois. North American Refining is a local blending facility with bottling capabilities. Sovereign leased the blending facility for a ninety-day trial period for the use of blending and drying reclaimed used oil for use in lubricant oil products which is sold to the automotive and industrial after-markets. The agreement provides us access to a loading dock, up to twenty storage tanks and associated equipment. The total lease price was $10.00 for the ninety-day lease period with blending and drying fees at $0.15 per gallon payable monthly on the tenth day following the last day of each month for the previous month's activity. The agreement was terminated on July 12, 2007 and a similar agreement was entered into on July 13, 2007 and ended on January 13, 2008 for a total lease price of $10.00 and requiring Sovereign to maintain general liability insurance. The Company used the storage tanks but has not utilized the blending capabilities of the facility. It has, however, used the services of North American to package its products through November, 2007.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed on the Over-the-Counter Bulletin board "OTCBB" under the trading symbol "VYGO.OB". The OTCBB is a real time quotation system for equity securities that are not traded on larger security exchanges such as Nasdaq.

On May 24, 2007, the Company was listed on the Frankfurt Stock Exchange in Germany under the trading symbol Dxd.f.

The following table sets forth the trading history of the common stock on the OTC Bulletin Board for each quarter of fiscal years ended December 31, 2007 and 2006, as reported by Smallcapcenter.com.

                                        High          Low
                                    ------------- -------------
            2007
First Quarter                          $ 0.09        $ 0.02
Second Quarter                         $ 0.18      $ 0.06
Third Quarter                          $ 0.18        $ 0.06
Fourth Quarter                         $ 0.09        $ 0.03

            2006
First Quarter                          $ 0.70        $ 0.02
Second Quarter                         $ 0.17        $ 0.02
Third Quarter                          $ 0.41        $ 0.02
Fourth Quarter                         $ 0.71        $ 0.03

CAPITAL STOCK

The authorized capital stock of Voyager Petroleum consists of 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2007 and December 31, 2006 there were 134,727,162 and 62,835,485 shares, respectively, of common stock outstanding, and 500,000 and 1,000,000 shares, respectively, of Series A preferred stock outstanding. The following description is a summary of the capital stock of Voyager Petroleum and contains the material terms of the capital stock. Additional information can be found in the Company's articles of incorporation and bylaws.

Common Stock
------------
As of April 2, 2008, there were approximately 150 stockholders of record of our common stock on the ledger of our transfer agent. There are additional stockholders whose shares are held in the street name.

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

PREFERRED STOCK

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

Series A Preferred Stock
------------------------
The powers, preferences and rights of the Series A preferred stock and any qualifications, limitations or restrictions are identical to the common stock, with the exception of voting rights. Holders of Series A preferred stock are entitled to one hundred (100) votes in person or by proxy for each share of Series A preferred stock standing in his, her or its name on the stock transfer records of the Company. Except as otherwise specifically provided, all actions submitted to a vote of the stockholders shall be voted on by the holders of common stock and Series A preferred stock, voting together as a single class. Each Series A preferred share is convertible into one share of common stock at the discretion of the stockholder.

On February 2, 2007, Jefferson Stanley, our former Chief Financial Officer, purchased 500,000 shares of our Series A preferred stock from John Lichter, our then Chief Executive Officer, in a private sale. The shares were returned to our treasury on May 11, 2007 pursuant to a termination agreement. The remaining 500,000 shares of outstanding shares of our Series A preferred stock are held by Sebastien C. DuFort, our current President and Chief Executive Officer. Each share of our Series A preferred stock entitles the holder to 100 votes.

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

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On October 25, 2007, Voyager Petroleum issued a total of 400,000 shares of restricted common stock to unaffiliated third parties pursuant to manufacturing and processing agreements dated October 10, 2007 at $0.061 per share based on the closing bid price on the same date.

On November 15, 2007, Voyager Petroleum issued a total of 9,000 shares of restricted common stock upon the extension of the maturity date of the Haggerty note from June 22, 2007 to September 22, 2007. The shares were valued at $738 based on the closing bid price of $0.082 on August 17, 2007, the date of the extension.

On November 15, 2007, Voyager Petroleum issued 10,000 shares of restricted common stock as a commitment fee of the Hackett note dated October 15, 2007. The shares were valued at $640 based on the closing bid price of $0.064 on the same date.

On December 11, 2007, Voyager Petroleum issued a total of 1,000,000 shares of restricted common stock to an unaffiliated third party pursuant to a consulting agreement at $0.047 per share based on the closing bid price on the same date.

On December 31, 2007 Voyager Petroleum issued a total of 333,334 shares of restricted common stock relating to employee compensation.

SECURITIES ISSUED UPON CONVERSION OF CONVERTIBLE DEBENTURES

Pursuant to a notice of conversion dated December 17, 2007, Voyager Petroleum issued, on December 20, 2007, 3,264,737 shares of restricted common stock to THI, Inc. upon conversion of $65,295 of the principal balance of a Cornell debenture dated May 25, 2005 in the original principal amount of $350,000 at $0.02 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission and bear a restriction date of May 25, 2005.

Pursuant to a notice of conversion dated December 17, 2007, Voyager Petroleum issued, on December 20, 2007, 894,163 shares of restricted common stock to THI, Inc. upon conversion of $17,883 of the principal balance of a Trey debenture dated March 8, 2005 in the original principal amount of $62,500 at $0.02 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission and bear a restriction date of March 8, 2005.

In each of these transactions, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

NON-EMPLOYEE COMPENSATION PLAN

On November 29, 2006, the Company's Board of Directors adopted the "2006 Non-employee Compensation Plan" ("the Plan"). The total number of shares which were authorized under the Plan to compensated, non-employee consultants, professionals and service providers who provide services to the Company was 2,500,000. All of these shares were registered on a Form S-8 registration statement on December 6, 2006. On February 1, 2007 and December, 10, 2007, the Plan was amended to increase the number of authorized shares under the plan by 2,500,000 and 3,000,000, respectively. All of these shares were registered on a Form S-8 registration statement on February 2, 2007 and December 28, 2007, respectively. Under the Plan, stock awards may be granted at the closing bid price on the day preceding the date of the award. As of December 31, 2007, 4,994,425 of these shares were issued pursuant to the Plan for legal and consulting services.

EMPLOYEE COMPENSATION PLAN

On February 1, 2007, the Company's Board of Directors adopted the "2007 Employee Compensation Plan" ("the Plan"). The total number of shares which were authorized under the Plan to employees or executive officers of the company was 2,780,869. All of these shares were registered on a Form S-8 registration statement on February 2, 2007. On July 17, 2007, the number of authorized shares under the Plan was increased by 2,500,000 shares. On December 10, 2007, the number of authorized shares under the Plan was increased by 333,334 shares. These additional 333,334 shares were registered on a Form S-8 registration statement on December 28, 2007. Under the Plan, stock awards may be granted at the closing bid price on the day preceding the date of the award. As of December 31, 2007, all 5,614,203 shares authorized under the Plan were issued.

                                         EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

                                               NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE            NUMBER OF SECURITIES
                                               BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         REMAINING AVAILABLE FOR
                                               OF OUTSTANDING OPTIONS,           OUTSTANDING    FUTURE ISSUANCE UNDER EQUITY
                                                    WARRANTS AND OTHER     OPTIONS, WARRANTS   COMPENSATION PLANS (EXCLUDING
                                                                RIGHTS      AND OTHER RIGHTS         SECURITIES REFLECTED IN
                                                                                                            COLUMN(a))
     Equity compensation plans approved by               -                       -                          -
     security holders

     Equity compensation plans not approved              -                       -                      3,005,575
     by security holders

     Total                                               -                       -                      3,005,575


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Voyager Petroleum," the "Company," "we," "us," and "our" refer to Voyager Petroleum, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our Management, Discussion and Analysis ("MD&A") is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

o EXECUTIVE SUMMARY, OVERVIEW AND DEVELOPMENT OF OUR BUSINESS. These sections provide a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2007.

EXECUTIVE SUMMARY

Voyager Petroleum, Inc. ("Voyager Petroleum" or "Company"), formerly known as Voyager One, Inc., was incorporated under the laws of the state of Nevada in April, 2000. On October 2, 2006, the Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the Company from Voyager One, Inc. to Voyager Petroleum, Inc. to reflect our new business strategy of processing and distributing petroleum-based products as management recognized the long-term value trend in energy.

In February, 2004, Voyager Petroleum acquired Silicon Film Technologies, Inc., ("Silicon Film"), an Illinois corporation, incorporated on June 28, 2002. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film rather than an acquisition by the Company. Immediately after the consummation of the transaction, Voyager Petroleum owned 100% of the capital stock of Silicon Film making it a wholly-owned subsidiary.

Since our June 28, 2002 inception, we have been in the developmental stage and have operating history other than for organizational matters.

PLANS OF OPERATION

During the second half of 2007, the Company began acquiring processing and packaging equipment for the Detroit facility and will continue to acquire and install this equipment in order for the Company to establish itself in the oil industry. The company intends to provide services to outside manufacturers and distributors by using its own methods to process their reclaimed used oil. The processing operations are anticipated to be fully operational in the first half of 2008. The packaging end of the business, although not secondary, is anticipated to be operational in the third quarter of 2008 which includes distribution of finished products. The Company looks to capture what management believes is a substantial value proposition by processing reclaimed used oil from outside supply sources such as distributors, manufacturers and various environmental companies. Voyager's strategy is to use its own process which includes centrifugation, chemical, and thermal filtration methods that absorb organic and metal contaminants through proprietary mediums which can also be regenerated and/or recycled. The Company has also established a quality control laboratory which will carefully test the raw materials and blended products to ensure high quality standards. Other products and services that the Company hopes to market in the future include recycled anti-freeze and waste water recycling.

Voyager Petroleum's goal is to capitalize on the United State's strong dependence on automobiles and manufacturing and we believe that domestic demand for petroleum-based lubricants will remain high. Due to governmental and societal pressures to be eco-friendly, the Company also believes that there is a greater need for high quality recycled products. Management recognizes that the market is particularly attractive for companies that can not only bring high quality recycled petroleum-based products to market at competitive prices, but also to do so utilizing an environmentally conscious processing method.

Our goal is to expand our business organically by capturing market share across regional markets worth over $11 billion. Voyager Petroleum's strategy is to acquire reputable middle-market petroleum-based lubricant companies and/or facilities that can be used to process, blend and package private label motor oil and related products. The acquired middle-market petroleum lubricant companies should be involved in recycling, re-processing, and re-distributing reclaimed used oil for the automotive and manufacturing aftermarket. Acquisition candidates also include suppliers and distributors of these products. Our acquisition targets are companies with established regional distribution channels and experienced management that would recognize increased revenue and/or significant cost savings from an injection of working capital, wider distribution channels, or vertical integration.

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

Detroit Facility
----------------
In January, 2007, the Company signed a purchase agreement on a processing facility in Detroit, Michigan for a total purchase price of $725,000. The 20,000 square foot facility will be used as a primary recycling and reclamation facility, and sits on 3.5 acres of land and consists of a warehouse, a processing facility and offices with on-site railroad and truck access. The plant houses 22 outside storage tanks and 32 inside storage tanks, some with heating capability, for a total storage capacity of 718,000 gallons. Voyager took possession via sub-lease in April, 2007 and assigned all of its rights under the purchase agreement to its wholly-owned subsidiary, 600 S. Deacon LLC which closed on the purchase of the facility on April 4, 2008. The Company plans to and is preparing the plant for processing, drying, and bottling of reclaimed used oil and intends to expand its product portfolio by blending premium oil to diversify its revenue streams. Processing operations at the facility began March 24, 2008.

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

In November, 2006, Voyager Petroleum hired a Vice President of Supply Operations, Robert Nelson to oversee the Detroit operations. Mr. Nelson has twenty-four years of experience sourcing and processing used oil and is qualified to run the day-to-day operations including quality control at the facility.

The Company's two subsidiaries, 600 S. Deacon LLC and Monarch Petroleum, Inc. will respectively own and operate the facility.

Silicon Film
------------
While Voyager Petroleum retained its rights in technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images without any physical modification to the camera, its primary business focus will be the manufacture and distribution of petroleum-based products into the automotive and manufacturing aftermarket. To that end, on September 22, 2006, the Company, on behalf of its subsidiary Silicon Film, entered into a joint venture agreement with Applied Color Science so that Applied Color Science can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying the patents. Under the terms of the agreement, Silicon Film contributes the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager Petroleum's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. Applied Color Science contributes financial and technical resources, a patented image sensor connection interface, and agrees to credit $11,000 owed to it by Silicon. The agreement was twice extended and currently terminates on the earlier of October 6, 2008, the successful development of a functional prototype or upon the mutual consent of the parties. Upon termination, Applied Color and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the joint venture, or a revenue sharing agreement for the commercialization of the electronic film system.

Systems Implementation
----------------------
The Company is undergoing a software implementation targeted at improving productivity, access to information and internal controls. The implementation of this software system will bring significant improvements to the Order-to-Cash, Procure-to-Pay, Manufacturing, and Inventory Management Processes. We are building information systems that provide the essential component for success: the best data. We are in the process of building a new data platform that will revolutionize the way we serve our customers and manage our operations. We will improve our processes to optimize productivity and further differentiate ourselves from the competition.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition
-------------------
The Company generates revenue through the sale of their petroleum-based products that include motor oils and grease, fluids such as anti-freeze, air fresheners or other oil based products used for engine oils, hydraulic fluids, metal working fluids or other purposes.

Revenue is earned and recognized when the product title passes from the Company to the buyer. Depending on the shipping contract (FOB shipping point/FOB destination), revenue is recognized and earned when the product is delivered and accepted by the buyer.

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

Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in the year ending December 31, 2007. An impairment loss of $135,275 was recorded for the loss of one patent on March 31, 2006.

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

RESULTS OF OPERATIONS

Years ended December 31, 2007 and 2006.

                                              DECEMBER 31,   DECEMBER 31,    $ CHANGE       % CHANGE
                                                  2007           2006
                                              -----------    -----------    -----------    -----------
Revenues                                      $   682,498    $    20,328    $   662,170           3260%
Cost of Revenues                                 (672,989)       (18,425)      (654,564)          3550%
                                              -----------    -----------    -----------    -----------
Gross Profit                                        9,509          1,903          7,606            400%
Operating, General and Administrative Costs     3,150,480        747,908      2,402,572            321%
                                              -----------    -----------    -----------    -----------
Net Operating Loss                            $(3,140,971)   $  (746,005)   $(2,394,966)           321%

In fiscal year 2007, we experienced an increase in revenues of $662,170 from December 31, 2006. The increase is from the sale of base oil and automatic transmission fluid. In December, 2006, Voyager made its first sale of motor oil for $20,328 into the automotive industry. Manufacturing of lubricant products is initially taking place at a licensed third party manufacturing facility under a private label. Distribution was made to most retail customers via third party bulk road transport. There has otherwise been no established financial history or trend that has given rise to any periodic material change. The costs associated with goods sold increased by the same margin, resulting in a gross profit of $9,509 for the year ending December 31, 2007.

Our operating, general and administrative costs increased by 321% or $2,402,572. The increase is due primarily to the purchase of computers for our corporate office, the addition of personnel for the first nine months of 2007 and their related salaries, and a stock award of 2,500,000 shares issued to Cathy A. Persin, our Chief Financial Officer, valued at $310,000 based on the closing bid price of $0.124. Other factors contributing to the increase in expenses include a $16,200 increase in annual rent expenses at our new executive office, a $4,000 monthly expense to lease the Detroit processing facility, and increased consulting fees relating to our strategic business activities and investor relations.

An increase in our net operating loss for the year ending December 31, 2007 of $3,140,971 as compared to $746,005 as of December 31, 2006, is largely attributable to an option and warrant expense of $1,469,142. The expense results primarily from a round of financing in which the Company sold 3,815,494 shares of restricted common stock to accredited investors for $0.10 per share together with warrants to purchase the same amount of restricted shares at $0.12 per share. The shares are exercisable for a period of twelve to eighteen months. Additionally, the Company granted 5,000,000 options to Cathy A. Persin, our Chief Financial Officer, at a strike price of $0.124 which was amended in November, 2007 to $0.0467 per share which is exercisable for five years. In November, 2007, Sebastien C. DuFort, our Chief Executive Officer was also granted 7,500,000 options at a strike price of $0.0467 per share execerisable for five years.

Purchase of Significant Equipment
---------------------------------
In 2007, we purchased and/or financed to purchase processing equipment for use in the Detroit processing facility at a total cost of approximately $243,379. In the first half of 2008, we anticipate purchasing additional processing and packaging automation equipment for use in the Detroit processing facility. Anticipated costs will be between $250,000-$500,000. Additional purchases will be dependent upon future demand and extent of operations.

Manufacturing
-------------

Manufacturing of petroleum-based products was initially taking place at licensed third party manufacturing facilities. In the last quarter of 2007, management decided that it was in the best interests of the Company to focus its energies and resources toward establishing operations at the Detroit facility and ceased manufacturing at third-party manufacturers. In the second half of 2007, the Company began purchasing and/or financing and installing processing equipment at the Detroit facility and also purchased packaging equipment. The Company anticipates that processing will begin in the first quarter of 2008. We intend to use tolling arrangements whereby our customers will deliver raw materials to our facility which are then processed and thereafter picked up by the customer resulting in cost reduction and greater profit margins. The packaging component of operations is anticipated to be operational in the third quarter of 2008. In 2008, we intend to expand our product line to include lubricating oils and hydraulic fluids.

On October 10, 2007, Sovereign Oil Inc., a wholly-owned subsidiary of the Company, entered into an exclusive contract manufacturing agreement with Harold Grise and Rod Kaminga, both Individually and d/b/a Oil Recycling Mfg. and d/b/a Oil Recycling Manufacturing ("Manufacturer") which is in the business of packaging lubricants and various products. Under the terms of the manufacturing agreement, the Company provides the Manufacturer with bulk oil, bottles, caps, labels, and cartons and the Manufacturer provides shrink wrap to package the products. The agreement will expire on October 10, 2010 unless otherwise agreed upon by both parties. As consideration for the services rendered by the Manufacturer, the Company issued Mr. Grise and Mr. Kaminga 100,000 shares of common stock of Voyager Petroleum, Inc., each valued at the closing bid price of $0.061 on October 10, 2007. The Company is to pay the Manufacturer an agreed upon price per case. In 2008, the Company intends to terminate this agreement and package petroleum-based products out of the Detroit facility.

On October 10, 2007, Sovereign Oil Inc., a wholly-owned subsidiary of the Company, entered into an exclusive processing agreement with Harold Grise, Individually and d/b/a Oil Recycling Co. and Oil Recycling Company ("Oil Recycling") which is in the business of processing bulk oil.Under the terms of the processing agreement, the Company provides Oil Recycling with bulk oil for processing. The agreement will expire on October 10, 2010 unless otherwise agreed upon by both parties. As consideration for the services, the Company issued Mr. Grise 200,000 shares of common stock of Voyager Petroleum, Inc., valued at the closing bid price of $0.061 on October 10, 2007. The Company is to pay the Manufacturer an agreed upon price per gallon of processes oil. In 2008, the Company intends to terminate this agreement and process its own oil at the Detroit processing facility.

Sales and Distribution
----------------------
Sales of our lubricant products and processing services will take place by independent sales representatives. Sales of processing services will be potentially made to manufacturers and distributors while packaged products will be sold to distributors. Some products are sold in cases as well as in bulk. We intend to sell to a wide variety of customers with a low dependence on any one customer to avoid a potential sharp fluctuation in sales due to unforeseen circumstances.

In June, 2007, Sovereign Oil hired Mazen Khatib as Vice President of Distribution. Mr. Khatib has over 20 years experience in the marketing and distribution of petroleum products which include various grades of oil and anti-freeze. As of September 30, 2007, Mr. Khatib left our employ due to fiscal constraints but continues to provide services as an independent sales representative.

LIQUIDITY AND CAPITAL RESOURCES

Voyager Petroleum is accounted for as a development stage company. We are currently seeking to expand our operations and are investigating additional business opportunities and potential acquisitions. Accordingly, we will require additional capital to complete the expansion and to undertake any additional business opportunities.

During the period of the next 12 months, Voyager Petroleum needs additional capital to increase sales, to get the Detroit facility operational and to pursue profitable acquisitions of middle-market petroleum lubricant suppliers, manufacturers and distributors and facilities for the production of these products. There is no guarantee that we will be able to raise enough capital or generate enough revenue to sustain our operations. Voyager Petroleum is accounted for as a developmental stage company.

                                        DECEMBER 31,   DECEMBER 31,     $ CHANGE       % CHANGE
                                            2007           2006
                                        ------------   ------------   ------------   ------------
Cash                                    $     14,976   $         --   $     14,976           100%
Accounts Receivable                     $     25,433   $     20,328   $      5,105            25%
Inventory                               $     76,446   $         --   $     76,446           100%
Accounts Payable and Accrued Expenses   $  1,797,602   $  1,732,924   $     64,678             4%
Notes Payables                          $    464,141   $  1,102,925   $   (638,784)         -58%
Proceeds from sale of Common Stock      $  1,209,057   $  1,541,514   $   (332,457)         -22%

At December 31, 2007, we have current assets of $468,806 and current liabilities of $2,293,543. As a result, we have a working capital deficit of $1,824,737 at December 31, 2007. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $657,238, accrued expenses of $1,021,842, accrued interest of $118,522 and current notes payable of $464,141.

Voyager Petroleum is entering the business of manufacturing and distributing petroleum-based products. A large swing in oil prices due to environmental or world events could affect pricing and sales. However, lubricant oils are made from less than 1% of a barrel of crude oil, and although prices do change periodically, there is not the level of volatility seen in traditional crude petroleum markets. We expect that our sales will be in higher demand during the summer and winter months because consumers drive their vehicles more in the summer necessitating a greater demand for lubricants and the cold winter weather will increase the demand for anti-freeze.

As we began to implement our business plan through growth and increased sales, our accounts receivable increased to $25,433 at December 31, 2007 as compared to $20,328 at December 31, 2006 and our inventory grew with the acquisition of base oils and packaging and shipping materials from $0 at December 31, 2006 to $76,446 at December 31, 2007. We anticipate a steady increase in sales based on management's determination to process raw materials from our customers which will be delivered and picked up by them at our facility which will result in a decreased outlay of cash for inventory. Notes payable decreased dramatically by 58% from $1,102,925 at December 31, 2006 to $464,141 at December 31, 2007 as a
result of both conversions by note holders of outstanding principal as well as our ongoing effort to pay off old debt.

Proceeds from the sale of common stock decreased by 22% or $332,457 in the year ending December 31, 2007 due to two common stock issuances valued at $813,208 to two officers in 2006 to offset promissory notes due from the Company.

We had $14,976 cash on hand at December 31, 2007 compared to $0 at December 31, 2006. In the year ended December 31, 2007, we financed our operations primarily through the sales of securities of $1,209,057, sales of securities not yet issued of $99,990, loans by an officer of $23,000, loans by unaffiliated third parties of $291,000, receipt of payments on accounts receivable of $682,498 from the sales of motor oil, anti-freeze, automatic transmission fluid and lubricant-based air freshener, and receipt of payments on other receivables of $48,396. The proceeds were used for general corporate obligations, the payment of promissory notes, the purchase of equipment for transporting both liquid and packaged goods, and the purchase of raw materials and packaging and shipping materials.

We will continue to need additional cash during the following twelve months to satisfy current liabilities of $2,293,543, specifically, the payment of notes payable which will mature, some past due accounts payable and equipment lease payments. These needs will coincide with the cash demands resulting from our general operations and planned expansion. Management believes that the demand for its eco-friendly products and services is strong. We are and intend to continue selling motor oil, and automatic transmission fluid and intend to sell various other petroleum-based products based on demand. While we have leased and ultimately acquired additional factory capacity to meet this demand, we need the ability to purchase raw materials, primarily oil, anti-freeze and additives as well as packaging and shipping materials. Due to capital constraints, the Company will be using tolling agreements with vendors which requires less up-front capital since the raw materials will be provided by the vendor.

Since our entry into the petroleum-based lubricant market is recent and we do not have an established credit history, our ability to obtain credit and negotiate favorable terms for the purchase of raw materials is reduced. The time gap between the Company's investments in materials and payment for the finished product can be up to several months although the Company is seeking to obtain stronger relationships with its customer base so that it can negotiate shorter payment schedules. Without cash resources, the Company can only maintain a limited level of inventory and service only a small portion of potential orders for its products. By June 30, 2008, we anticipate a need to raise $250,000 to $500,000 to purchase or finance processing and packaging equipment, and $1,000,000 to $1,500,000 in working capital for operations, capital improvements and financing of the Detroit facility and to service existing debt.

We will continue to rely upon the sale of securities, funds provided by certain officers, loans and other debt or equity financing arrangements with third parties with an emphasis on debt financing arrangements. We are actively pursuing private debt sources and as of April 4, 2008, have negotiated the close of the Detroit facility with seller backed financing. Management anticipates that there will be an increase in operating expenses for the start-up of operations in the Detroit facility starting in the second quarter of 2008 and, generally, a higher level of fixed administrative expenses. But the Company also expects that these administrative expenses will remain relatively constant over time and that there will be a significant increase in sales to offset them. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions. If we are unsuccessful in obtaining additional working capital, we may need to curtail operations which may result in a lower stock price or cause us to cease operations altogether.

DEBT

The following table summarizes the nature and amount of all notes payable and convertible debt at December 31, 2007. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                                          Annual      Conversion
                                                          Interest     Discount                    Principal Amount at
    Date          Type of Investment       Beneficiary      Rate         Rate      Maturity Date    December 31, 2007
-------------- -------------------------- --------------- ---------- ------------- --------------- ---------------------
  10/11/05     Convertible Debenture      Cornell            5%                       10/11/08               100,000.00
  02/03/07     Note Payable               Haggerty           5%                     01/15/08 (4)              13,197.26
  02/20/07     Note Payable               BLN Capital        10%                    03/30/08 (5)              35,000.00
  03/19/07     Note Payable               Byrne              12%                    01/15/08 (1)              23,646.58
  03/08/05     Convertible Debenture      Trey               5%                       03/08/08                23,527.35
  03/08/05     Convertible Debenture      Trey               5%                       03/08/08                 3,695.21
  05/25/05     Note Payable               Cornell            5%                       05/25/08                43,912.64
  10/15/07     Note Payable               THI                8%                         (3)                   93,162.17
  10/15/07     Note Payable               Hackett            18%                    02/15/08 (2)              15,000.00
  11/26/07     Note Payable               Khatib             5%                       06/26/08                 5,000.00
  12/14/07     Note Payable               Tyson             7.5%                      12/14/08               108,000.00
                                                                                                   ---------------------

                                                                                       Total             $   464,141.21
                                                                                                   =====================

(1) This note, originally dated August 16, 2006 in the principal of $35,000 was renegotiated into a 12% note dated March 19, 2007 with a maturity date of October 16, 2007 in the principal amount of $23,646.58 which represents the outstanding principal balance and accrued interest at March 19, 2007. Byrne received a commitment fee of $2,250 upon the execution of the renegotiated note. The maturity date was extended again with a current maturity date of April 14, 2008. On January 15, 2008, the interest rate was decreased to 10%.

(2) 10,000 restricted shares of common stock were issued as a commitment fee valued at $640 based on the closing bid price of $0.064 on October 12, 2007. On November 15, 2007, the maturity date was extended to February 15, 2008. On February 15, 2008, the maturity date was again extended to May 15, 2008 and the interest was reduced to 10%. Principal of $789 and interest of $211 were paid on March 3, 2008.

(3) On October 15, 2007, the principal and interest of $20,271.11 of a THI note which matured was rolled over into a new 8% note of the same date together with an additional $25,000 principal. Under the terms of the new note, the Company is to pay monthly payments of $8,333.33 beginning December 15, 2007 against the interest first and then to the reduction of principal until the note is retired. The first payment of $8,333.33 was paid on December 14, 2007. On January 15, 2008, the January and February payments were waived, an additional $26,837.83 was added to the principal and the monthly payments were increased to $12,000 per month. In addition, a $14,000 commitment fee to be paid in two monthly payments on February 15, 2008 and March 15, 2008 were made. The principal was subsequently increased by $30,000 and $25,000 and the monthly payments were increased to $15,000 and $17,500 on February 8, 2008 and February 15, 2008,
      respectively. On March 1, 2008, an additional $25,000 was added to the principal and the payments were increased to $20,000 per month beginning April 15, 2008.

(4) This note had an original principal balance of $20,000. Interest of $41.10 and a commitment fee of $2458.90 were paid as 100,000 shares of restricted common based on the closing bid price of $0.025/share on February 2, 2007. On January 15, 2008, the maturity date was extended to April 14, 2008 and the interest rate was increased to 10% per annum. A conversion agreement was entered into on June 7, 2007 to convert $5,000 of the principal balance into 41,667 shares of common stock. In 2007, principal of $1803 and interest of 697 were also paid in cash.

(5) This note had an original principal balance of $35,000. The maturity date of the note has been extended four times from April 30, 2007 to May 30, 2007, to August 30, 2007, to December 31, 2007 and to March 30, 2008. On December 31, 2007, the interest rate was decreased to 10% per annum. An extension of this note has not been negotiated.

Convertible Debentures
----------------------
In May 2004, Voyager Petroleum entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of December 31, 2006, the Company received gross proceeds of $1,100,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of the Company's outstanding common stock.

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

On December 15, 2004, Cornell Capital assigned one-half or $325,000 of the issued debentures to date plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc. ("Trey Resources"), a Delaware corporation. On March 8, 2005, Voyager Petroleum consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, the Company issued a total of four new debentures to Cornell Capital and Trey Resources, each, in the amount of one-half of the originally issued debentures. Voyager Petroleum also issued additional three-year 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,387 and to Trey Resources in the amount of $3,695 which represent all interest earned pro rata on the original four debentures up to termination. 440,000 shares of common stock underlying these debentures were registered for resale, each, for Cornell Capital and Trey Resources on a Form SB-2 filed March 31, 2005 which was declared effective on May 11, 2005. The remaining shares which were issued pursuant to conversions of these initial debentures bear a 2004 restriction date relating back to the their initial issuance to Cornell Capital. All of these debentures mature on March 8, 2008. The terms, except as indicated above, are identical to those originally issued. The additional debentures issued to Cornell Capital on May 25, 2005 and October 11, 2005 in the amounts of $350,000 and $100,000, respectively, mature on May 25, 2008 and October 11, 2008, respectively. The shares underlying these debentures bear a restriction date which is the same as the date of issuance of the debenture.

On May 15, 2007, an unaffiliated third party, THI, Inc., purchased the total outstanding principal and interest of our convertible debentures with Cornell Capital and Trey Resources. Installment payments under the purchase agreement are secured by the debentures and, in the event of default, Cornell Capital and Trey Resources have the option to exercise all rights thereunder. The Company consented to the purchase and adjusted the principal of the Trey Resources' debenture dated March 8, 2007 in the original principal amount of $50,000 by an increase of $991 to account for a difference in the outstanding balance due.

Conversion of Debt to Equity and Debt Redemption
------------------------------------------------

Cornell Capital converted or redeemed the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 as follows:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
12/20/05       $  20,000          --             --           --     160,000   $    0.1250
02/08/06       $   3,500          --             --           --     280,000   $    0.0125
04/10/06       $  12,500          --             --           --     714,286   $    0.0175
08/08/06              --          --    $    10,887(D)  $    773          --            --
08/08/06       $  35,000          --             --           --   1,000,000   $    0.0350
10/06/06       $  50,000          --             --           --   1,639,344   $    0.0305
12/20/06       $  18,113   $   9,683             --           --   2,058,074   $    0.0135
               ---------   ---------    -----------     --------   ---------
Total          $ 139,113   $   9,683    $    10,887     $    773   5,851,704
               =========   =========    ===========     ========   =========

Cornell Capital converted the principal balance of the debenture dated March 8, 2005 in the original principal amount of $50,000 as follows:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
12/20/06       $  11,887   $      --    $        --     $     --     880,519   $    0.0135
02/14/07(E)    $  25,000          --             --           --   2,000,000   $    0.0125
02/26/07(E)    $   6,500          --             --           --     391,566   $    0.0166
05/24/07       $   6,613          --             --           --     104,968   $    0.0630
               ---------   ---------    -----------     --------   ---------
Total          $  50,000   $      --    $        --     $     --   3,377,053
               =========   =========    ===========     ========   =========



The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
05/24/07       $  62,500   $      --    $        --     $     --     992,063   $    0.0630
               ---------   ---------    -----------     --------   ---------
               $  62,500   $      --    $        --     $     --     992,063
               =========   =========    ===========     ========   =========

The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
05/24/07       $  17,237   $      --    $        --     $     --     273,603   $    0.0630
07/09/07       $  45,263   $      --    $        --     $     --     952,905   $    0.0475
               ---------   ---------    -----------     --------   ---------
               $  62,500   $      --    $        --     $     --   1,226,508
               =========   =========    ===========     ========   =========

The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $17,387:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
07/09/07       $  17,387   $      --    $        --     $     --     366,042   $    0.0475
               ---------   ---------    -----------     --------   ---------
               $  17,387   $      --    $        --     $     --     366,042
               =========   =========    ===========     ========   =========

The following principal amount was converted of the Cornell Capital debenture dated May 25, 2005 in the original principal amount of $350,000:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
07/09/07       $  93,206   $      --    $        --     $     --   1,962,232   $    0.0475
08/30/07       $ 147,587   $      --    $        --     $     --   4,216,771   $    0.0350
12/17/07       $  65,295   $      --    $        --     $     --   3,264,737   $    0.0200
               ---------   ---------    -----------     --------   ---------
               $ 306,088   $      --    $        --     $     --   9,443,740
               =========   =========    ===========     ========   =========

(A)    Redemption amount equal to 150% of amount redeemed plus accrued interest.
(B)    Shares issued after February 8, 2006 were not registered with the Securities and
       Exchange Commission.
(C)    Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
(D)    Total cost of redemption is $17,103 representing 150% of principal redeemed plus 5%
       interest from date of debenture. Cornell is entitled to receive a warrant to purchase
       5,444 shares of the Company's common stock at an exercise price of $3.75 per share.
       As of the date of this filing, the warrant has not been issued.
(E)    The Notice of Conversion was received on the date indicated. The shares were not issued until April 18, 2007. As of December 31, 2007 the Cornell Capital debentures had an outstanding balance of $42,915.



The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $150,000:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
02/08/06       $   5,500   $      --    $        --     $     --     440,000   $    0.0125
04/10/06       $  12,500   $      --    $        --     $     --     714,286   $    0.0175
08/08/06       $      --   $      --    $    10,695(D)  $    759          --            --
08/08/06       $  35,000   $      --    $        --     $     --   1,000,000   $    0.0350
10/06/06       $  50,000   $      --    $        --     $     --   1,639,344   $    0.0305
12/20/06(E)    $  30,000   $      --    $        --     $     --   2,222,222   $    0.0135
02/14/07(F)    $   6,305   $      --    $        --     $     --     504,400   $    0.0125
               ---------   ---------    -----------     --------   ---------
Total          $ 139,305   $      --    $   10,695      $    759   6,520,252
               =========   =========    ===========     ========   =========

The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $50,000:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
02/14/07(F)    $  18,695   $      --    $        --     $     --   1,495,600   $    0.0125
02/26/07(F)    $   6,500   $      --    $        --     $     --     391,566   $    0.0166
05/24/07       $  23,650   $      --    $        --     $     --     375,397   $    0.0630
07/09/07       $   2,146   $      --    $        --     $     --      45,179   $    0.0475
               ---------   ---------    -----------     --------   ---------
Total          $  50,991(G)$      --    $        --     $     --   2,307,742
               =========   =========    ===========     ========   =========

The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
07/09/07       $  45,998   $      --    $        --     $     --     968,379   $    0.0475
08/30/07       $  16,502   $      --    $        --     $     --     471,486   $    0.0350
               ---------   ---------    -----------     --------   ---------
Total          $  62,500   $      --    $        --     $     --   1,439,865
               =========   =========    ===========     ========   =========

The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
08/30/07       $  21,089   $      --    $        --     $     --     602,543   $  0.0350
12/17/07       $  17,883   $      --    $        --     $     --     894,163   $  0.0200
               ---------   ---------    -----------     --------   ---------
Total          $  38,972   $      --    $        --     $     --   1,496,706
               =========   =========    ===========     ========   =========

(A)    Redemption amount equal to 150% of amount redeemed plus accrued interest.
(B)    Shares issued after February 8, 2006 were not registered with the Securities and
       Exchange Commission.
(C)    Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
(D)    Total cost of redemption is $16,802 representing 150% of principal redeemed plus 5%
       interest from date of debenture. Cornell is entitled to receive a warrant to purchase
       5,348 shares of the Company's common stock at an exercise price of $3.75 per share.
       As of the date of this filing, the warrant has not been issued.
(E)    The Notice of Conversion was dated December 20, 2006. The shares were not issued until January 2, 2007.
(F)    The Notice of Conversion was received on the date indicated. The shares were not issued until April 18, 2007.
(G)    The principal of this debenture was increased by $991 to account for the difference in outstanding balance due.

As of December 31, 2007, the Trey Resources' debentures had an outstanding balance of $27,223.

We are continuing discussions with equity funds and other external financing sources.

Summit Financial
----------------
Additional funding was received upon the execution of an independent consulting agreement on September 22, 2006 with Summit Financial Partners, LLC with an effective date of September 11, 2006, for investors' communications and public relations services up to December 11, 2007. Pursuant to the terms of the agreement, Voyager Petroleum issued a total of 4,500,000 shares of the Company's restricted common stock to Summit's principals. On September 28, 2006, the agreement was amended whereby the designated principals were changed. 1,736,111 of these shares were purchased at $0.072 per share for a total purchase price of $125,000. The remaining 2,763,889 shares are valued at the closing bid price of $0.11 per share or a total of $304,028. Services include assistance in the development of business plans, strategy and personnel and stockholder and public relations functions. In the event Summit performs substantial services for any direct competitor of the Company, then all of the shares are forfeited. Summit also agrees to introduce the Company to third parties for the purpose of evaluating potential equity or debt financing transactions. If a direct introduction occurs resulting in a financing transaction, Summit is to be paid a 7% finder's fee of the total gross funding in cash. If Summit introduces the Company to an intermediary or broker dealer which results in a financing transaction with a third party, then Summit is to receive a finder's fee in the amount of 3% of the total gross funding in cash. No finder's fees were earned under the agreement.

Prominence
----------
On May 15, 2007, the Company entered into an investor relations service agreement for a term of one year with Prominence Media Corporation ("PMC") to design and execute a fully integrated investor relations and media communications program to increase flow of information to the Company's shareholders and the general public and to provide consulting services to the Company. Prominence received 4,000,000 restricted shares of the Company's common stock and was granted warrants to purchase an additional four million shares of the Company's common stock at $0.15 per share which are exercisable for two years from the date of grant. The agreement was terminated as of February 15, 2008 by written agreement which provided that 1,000,000 shares of the Company's common stock and a three-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.15 per share would be returned to the Company.

Applied Color Science
---------------------
On September 22, 2006, we entered into a joint venture agreement with Applied Color Science so that it can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying our electronic film system.

Under the terms of the agreement, Silicon Film, our wholly-owned subsidiary, contributes the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. Applied Color Science contributes financial and technical resources, a patented image sensor connection interface, and agrees to credit $11,000 owed to it by Silicon. Silicon will retain all ownership rights in the technology developed during the joint venture.

Upon termination, Applied Color and Silicon Film have ninety days to enter into either, a licensing agreement for the technology developed during the joint venture, or a revenue sharing agreement for the commercialization of the electronic film system provided funding is provided by Applied Color or a third party. Applied Color will receive a 25% share of revenues if it provides the financing or a 50% share if a third party provides the financing. In the event no agreement is finalized, then Silicon is free to license, sell or commercialize the technology developed during the joint venture, in which case, Applied Color would be entitled to a 25% share of revenue. The joint venture was twice extended and currently terminates on the earlier of October 9, 2008, the successful development of a functional prototype or the mutual consent of the parties.

OFF BALANCE SHEET ARRANGEMENTS

Voyager Petroleum does not have any off balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS


                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                            PAGE

Table of Contents..........................................................  F-1

Report of Independent Registered Accounting Firm...........................  F-2

Consolidated Balance Sheets................................................  F-3

Consolidated Statements of Operations......................................  F-4

Consolidated Statement of Changes in Stockholders' Deficit.................  F-5

Consolidated Statements of Cash Flows......................................  F-7

Notes to Consolidated Financial Statements.................................  F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Voyager Petroleum, Inc. (formerly Voyager One, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Voyager Petroleum, Inc. (formerly Voyager One, Inc.) and Subsidiaries (a development stage enterprise) (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (June 28, 2002) through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voyager Petroleum, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception (June 28, 2002) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 1, the Company has been in the development stage since its inception (June 28, 2002) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP



Irvine, California
April 14, 2008


                             Voyager Petroleum, Inc. and Subsidiaries
                                   (Formerly Voyager One, Inc.)
                                   (A Development Stage Company)
                                    Consolidated Balance Sheet

                                                                     December 31,    December 31,
                                                                        2007             2006
                                                                     ------------    ------------
ASSETS
Current Assets:
  Cash                                                               $     14,976    $         --
  Accounts Receivable                                                      25,433          20,328
  Other Receivables                                                         1,604          50,000
  Inventory Asset                                                          76,446              --
  Expense Advance                                                              --          48,543
  Prepaid Expenses                                                         29,993           9,500
  Prepaid Consulting Agreements                                           279,415         428,763
                                                                     ------------    ------------
    Total Current Assets                                                  427,867         557,134

  Property and Equipment, net of accumulated depreciation of
    $16,335 and $0 at December 31, 2007 and 2006, respectively            402,974              --

Deposits                                                                   46,614           7,186
Domain Name                                                                    --           8,867
Deferred Financing Costs, net of accumulated amortization of
  $109,212 and $70,631 at December 31, 2007 and 2006, respectively         52,853          45,835
Patents, net of accumulated amortization of $617,090 and $505,906
  at December 31, 2007 and 2006, respectively                             481,807         592,991
Trademarks                                                                  5,000              --
                                                                     ------------    ------------
Total Assets                                                         $  1,417,115    $  1,212,013
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts Payable                                                   $    657,238    $    395,148
  Accrued Expenses                                                      1,021,842       1,245,590
  Accrued Interest                                                        118,522          92,186
  Lease Liability, current portion                                         31,800              --
  Notes Payable, current portion                                          464,141         247,742
                                                                     ------------    ------------
    Total Current Liabilities                                           2,293,543       1,980,666

Long Term Lease Liability                                                  93,600              --
Long Term Note Payable                                                         --         855,183
                                                                     ------------    ------------
    Total Long Term Liabilities                                            93,600         855,183

Total Liabilities                                                       2,387,143       2,835,849
                                                                     ------------    ------------

Commitments                                                                    --              --

Stockholders' Deficit
Preferred Stock Series A, par value $.001, 5,000,000 shares
  authorized, 500,000 shares and 1,000,000 shares issued and
  outstanding at December 31, 2007 and 2006, respectively                     500           1,000
Common Stock, par value $.001, 200,000,000 shares authorized,
  134,727,162 and 62,835,485 shares issued and outstanding at
  December 31, 2007 and 2006, respectively                                134,727          62,835
Subscribed common stock                                                    99,990              --
Additional paid in capital                                             12,234,303       6,526,043
Deficit accumulated during development stage                          (13,439,548)     (8,213,714)
                                                                     ------------    ------------
    Total Stockholders' Deficit                                          (970,028)     (1,623,836)
                                                                     ------------    ------------
    Total Liabilities and Stockholders' Deficit                      $  1,417,115    $  1,212,013
                                                                     ============    ============

                       See accompanying notes to these financial statements



                                      Voyager Petroleum, Inc. and Subsidiaries
                                            (Formerly Voyager One, Inc.)
                                            (A Development Stage Company)
                                        Consolidated Statement of Operations


                                                                                                     From inception
                                                                                                     (June 28, 2002)
                                                                    December 31,     December 31,    through Dec 31,
                                                                        2007             2006             2007
                                                                    -------------    -------------    -------------
Revenue:
  Sales                                                             $     682,498    $      20,328    $     702,826
  Cost of goods sold                                                     (672,989)         (18,425)        (691,414)
                                                                    -------------    -------------    -------------
    Gross profit                                                            9,509            1,903           11,412

Operating, general and administrative expenses:
  Communications                                                           39,687           14,273          117,694
  Payroll                                                               1,081,609          289,457        3,083,585
  Professional fees                                                     1,431,675          217,617        2,589,606
  Legal Fees                                                              141,923           81,717          578,962
  Rent                                                                     74,800           14,400          235,371
  Depreciation and amortization                                           127,519              775          789,649
  Other operating, general and administrative expenses                    253,267          129,669        1,242,516
                                                                    -------------    -------------    -------------
    Total operating expense                                             3,150,480          747,908        8,637,383

Operating loss                                                         (3,140,971)        (746,005)      (8,625,971)

Non-operating income (expense):
  Impairment charges related to intangible assets                              --         (135,275)        (135,275)
  Interest expense                                                        (90,603)        (296,034)      (2,474,579)
  Gain on cancellation of financing fees                                       --               --          172,044
  Gain on sale of equipment                                                    --           26,564           26,564
  Loss on abandonment of assets                                                --           (1,133)         (10,663)
  Option and warrant expense                                           (1,994,260)        (397,408)      (2,391,668)
                                                                    -------------    -------------    -------------
                                                                       (2,084,863)        (803,286)      (4,813,577)
                                                                    -------------    -------------    -------------
Net loss                                                            $  (5,225,834)   $  (1,549,291)   $ (13,439,548)
                                                                    =============    =============    =============

Loss per share (basic and diluted)                                  $       (0.05)   $       (0.04)
                                                                    =============    =============

Weighted average number of shares outstanding (basic and diluted)     107,473,972       36,044,231
                                                                    =============    =============

                                See accompanying notes to these financial statements



                                              VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                                    (FORMERLY VOYAGER ONC, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2007

-----------------------------------------------------------------------------------------------------------------------------------
                            Preferred Stock
                                Series A                Common Stock
                        -------------------------  -------------------------
                                                                                                          Deficit
                                                                                                        accumulated       Total
                                         Par                       Par value                               during      stockholders'
                         Number of       value       Number of      $0.001     Subscribed    Paid in     development      equity
                          shares        $0.001        shares       per share   Common Stock  capital        stage       (deficit)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------
Balance at inception
 (June 28, 2002)                  --  $        --            --  $         --  $        -- $         --  $         --  $         --

Issuance of common
 stock for professional
 services                         --           --           200            --           --        1,000            --         1,000

Net loss during the
 period                           --           --            --            --           --           --        (1,000)       (1,000)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------
Balance at
 December 31, 2002                --           --           200            --           --        1,000        (1,000)           --

Issuance of founders
 stock                     1,000,000        1,000     8,820,136         8,820           --       (9,820)           --            --

Common stock issued
 for cash                         --           --       990,000           990           --      246,510            --       247,500

Issuance of stock
 for patents                      --           --     3,073,000         3,073           --      765,177            --       768,250

Conversion of notes
 payable into stock               --           --       280,000           280           --       69,720            --        70,000

Common stock issued
 in connection with
 financing                        --           --        22,504            23           --        5,602            --         5,625

Net loss                          --           --            --            --           --           --      (689,481)     (689,481)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------
Balance at December
  31, 2003                 1,000,000        1,000    13,185,840        13,186           --    1,078,189      (690,481)      401,894

Common stock issued
 for cash                         --           --       570,000           570           --      141,930            --       142,500

Issuance of shares
 for services                     --           --       289,600           290           --        8,785            --         9,075

Reverse acquisition               --           --       954,560           954           --      (34,758)           --       (33,804)

Cancellation of shares            --           --      (400,000)         (400)          --          400            --            --

Net loss                          --           --            --            --           --           --    (2,615,686)   (2,615,686)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------
Balance at
 December 31, 2004         1,000,000  $     1,000    14,600,000  $     14,600           -- $  1,194,546  $ (3,306,167) $ (2,096,021)

Intrinsic value of
 beneficial conversion
 features of notes
 and debentures                   --           --            --            --           --    1,580,445            --     1,580,445

Conversion of notes
 payable and
 debentures into stock            --           --       570,544           571           --      815,919            --       816,490

Net loss                          --           --            --            --           --           --    (3,358,256)   (3,358,256)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------
Balance at
 December 31, 2005         1,000,000  $     1,000    15,170,544  $     15,171           -- $  3,590,910  $ (6,664,423) $ (3,057,342)
                        ============  ===========  ============  ============  =========== ============  ============  ============



                                              VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                                    (FORMERLY VOYAGER ONC, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      FROM INCEPTION (JUNE 28, 2002) THROUGH DECEMBER 31, 2007

-----------------------------------------------------------------------------------------------------------------------------------
                            Preferred Stock
                                Series A                Common Stock
                        -------------------------  -------------------------
                                                                                                          Deficit
                                                                                                        accumulated       Total
                                         Par                       Par value                               during      stockholders'
                         Number of       value       Number of      $0.001     Subscribed    Paid in     development      equity
                          shares        $0.001        shares       per share   Common Stock  capital        stage       (deficit)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------

Common stock issued
 for cash                         --           --    27,594,306        27,594           --    1,513,920            --     1,541,514

Common stock issued
 for financing fees               --           --       200,000           200           --       19,800            --        20,000

Common stock issued
 upon exercise of
 stock options                    --           --       400,000           400           --       99,600            --       100,000

Conversion of notes
 payable and debentures
 into stock                       --           --    13,674,476        13,674           --      409,011            --       422,685

Common stock issued
 for reimbursement
 of operating expenses            --           --       251,801           252           --       16,115            --        16,367

Common stock issued
 for services                     --           --     6,486,025         6,486           --      532,337            --       538,823

Cancellation of shares            --           --      (941,667)         (942)          --      (53,058)           --       (54,000)

Options and warrants
 issued for services              --           --            --            --           --      397,408            --       397,408

Net loss                          --           --            --            --           --           --    (1,549,291)   (1,549,291)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------
Balance at
 December 31, 2006         1,000,000  $     1,000    62,835,485  $     62,835           -- $  6,526,043  $ (8,213,714) $ (1,623,836)
                        ============  ===========  ============  ============  =========== ============  ============  ============
Common stock issued
 for cash                         --           --    23,762,640        23,763           --    1,185,295            --     1,209,059

Conversion of notes
 payable, financing
 fees and debentures
 into stock                       --           --    27,501,456        27,501           --      856,939            --       884,440

Common stock issued
 for payroll                      --           --     6,541,624         6,542           --      544,035            --       550,577

Common stock issued
  for services                    --           --    13,585,957        13,586           --    1,127,731            --     1,141,317

Common stock subscribed
 (999,940 shares)                 --           --            --            --       99,990           --            --        99,990

Conversion of
 preferred shares to
 common stock               (500,000)        (500)      500,000           500           --           --            --            --

Options and warrants
  issued for services             --           --            --            --           --    1,994,260            --     1,994,260

Net loss                          --           --            --            --           --           --    (5,225,834)   (5,225,834)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------
Balance at
 December 31, 2007           500,000  $       500   134,727,162  $    134,727  $    99,990 $ 12,234,303  $(13,439,548) $   (970,028)
                        ============  ===========  ============  ============  =========== ============  ============  ============


                                        See accompanying notes to these financial statements




                                Voyager Petroleum, Inc. and Subsidiaries
                                      (Formerly Voyager One, Inc.)
                                      (A Development Stage Company)
                                  Consolidated Statement of Cash Flows

                                                                                          From inception
                                                                                          (June 28, 2002)
                                                           December 31,    December 31,       through
                                                               2007            2006       December 31, 2007
                                                           ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                 $ (5,225,834)   $ (1,549,291)   $(13,439,548)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Deferred financing costs                                       38,581          23,201          61,782
  Depreciation and amortization                                 127,519         186,287         949,863
  Impairment loss on intangibles                                     --         136,408         136,408
  Loss on asset abandonment                                          --              --           9,530
  Imputed interest                                                   --              --          23,428
  Issuance of common stock for services and payroll           1,684,613         538,823       2,233,511
  Issuance of options and warrants for services               1,994,260         397,408       2,391,668
  Issuance of common stock for financing                          2,430              --          40,638
  Intrinsic value of beneficial conversion feature                   --              --       1,580,445
  Conversion of notes payable and debentures into stock              --         (14,877)        105,126
  Issuance of common stock for accrued interest                      --          13,601          13,601
  Issuance of notes as payment for accrued interest                  --              --          99,205
  Gain on sale of assets                                             --           7,046           7,046
CHANGES IN ASSETS AND LIABILITIES
  (Increase) in accounts receivable                              (5,105)        (20,328)        (25,433)
  (Increase) in inventories                                     (76,446)             --         (76,446)
  Decrease (increase) in expense advance                         48,543         (48,543)             --
  Decrease (increase) in other receivables                       48,396         (50,000)         (1,604)
  Decrease in prepaid expenses                                  136,136          24,887         161,023
  Decrease in bank overdraft                                         --           7,124           7,124
  (Increase) decrease in deposits                                (4,428)             11         (20,015)
  Increase in accounts payable                                  312,764          29,348         697,068
  (Decrease) increase in accrued expenses                      (223,747)        109,598         306,940
  Increase (decrease) in accrued interest                        30,422         (24,938)        795,419
                                                           ------------    ------------    ------------
NET CASH (USED IN) OPERATING ACTIVITIES                      (1,111,896)       (234,235)     (3,943,221)

Cash Flows From Financing Activities:
  Redemption of convertible debentures                               --         (21,582)             --
  Acquisition of fixed assets                                  (293,909)             --        (347,442)
  Sale of fixed assets                                               --          16,718          16,718
  Acquisition of patents                                             --              --        (465,922)
  Sale of domain name                                             8,867              --           8,867
  Acquisition of Tradenames                                      (5,000)             --          (5,000)
  Acquisition of domain name                                         --              --         (10,000)
                                                           ------------    ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES                        (290,042)         (4,864)       (802,779)
Cash Flows From Financing Activities:
  Cancellation of financing fees                                     --              --        (172,044)
  Recapitalization                                                   --              --         (33,804)
  Issuance of common stock for cash                           1,209,057       1,541,514       3,050,571
  Conversion of notes to common stock                                --      (1,446,093)     (1,446,093)
  Subscribed common stock                                        99,990              --          99,990
  Deferred financing costs                                      (45,599)             --         (45,599)
  Proceeds from notes payable                                   291,000         214,800       3,828,785
  Payments on notes payable                                    (137,534)        (77,317)       (520,830)
                                                           ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,416,914         232,904       4,760,976

  Net decrease in cash                                           14,976          (6,195)         14,976
Cash, beginning of period                                            --           6,195              --
                                                           ------------    ------------    ------------
Cash, end of period                                        $     14,976    $         --    $     14,976
                                                           ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                     $     18,564    $      8,504    $     36,686
Cash paid for income taxes                                 $         --    $         --    $         --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ITEMS:
Issuance of Voyager Petroleum, Inc. common stock           $         --    $         --    $    (33,804)
Issuance of 3,073,000 shares of common stock for patents   $         --    $         --    $    768,250
Cancellation of debentures issued for financing fees       $         --    $         --    $   (750,000)
Issuance of convertible debentures for financing fees      $         --    $         --    $    870,000
Issuance of common stock for exercise of options           $         --    $    100,000    $    100,000
Issuance of common stock for financing fees                $         --    $         --    $     38,208
Salary prepaid with stock                                  $      7,281    $         --    $      7,281
Issuance of common stock for notes, debentures,
 accrued interest, financing fees and accounts payable     $    884,440    $  1,446,093    $  2,510,461
Issuance of note payable for deposit                       $     35,000    $         --    $     35,000
Preferred shares converted to common stock                 $        500    $         --    $        500
Purchase of fixed assets through capital lease             $    125,400    $         --    $    125,400
Reclassification of accounts payable to notes payable      $     50,674    $         --          50,674
Reclassification of accrued interest to notes payable      $      4,086    $         --    $      4,086



                          See accompanying notes to these financial statements


                                                  F-7

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                          (FORMERLY VOYAGER ONE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Voyager Petroleum, Inc. ("Voyager Petroleum" or "Company"), formerly known as Voyager One, Inc., was incorporated under the laws of the state of Nevada in April, 2000. On October 2, 2006, the Board of Directors approved an amendment to the Company's articles of incorporation to change the name of the Company from Voyager One, Inc. to Voyager Petroleum, Inc.

In February, 2004, Voyager Petroleum acquired Silicon Film Technologies, Inc., ("Silicon Film"), an Illinois corporation, incorporated on June 28, 2002. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film rather than an acquisition by the Company. Immediately after the consummation of the transaction, Voyager Petroleum owned 100% of the capital stock of Silicon Film making it a wholly-owned subsidiary.

On March 23, 2007, the Company formed a wholly-owned subsidiary, Sovereign Oil, Inc., a Nevada corporation, to run its Illinois operations. The Company's CEO and President, Sebastien C. DuFort serves as the President of Sovereign Oil.

On May 4, 2007, the Company formed two additional subsidiaries, 600 South Deacon LLC and Monarch Petroleum, Inc., both Michigan corporations which are intended to own and operate, respectively, a Detroit processing facility. Both of these companies became active in the third quarter of 2007. The Company's CEO and President, Sebastien C. DuFort, also serves as the Sole Manager of 600 South Deacon LLC and President of Monarch Petroleum, Inc.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Petroleum, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Company's subsidiaries include Silicon Film Technologies, Inc.,("Silicon") an Illinois corporation, formed on June 28, 2002; Sovereign Oil, Inc., ("Sovereign") a Nevada corporation, formed on March 23, 2007; Monarch Petroleum, Inc., ("Monarch") a Michigan corporation, formed on May 4, 2007; and 600 South Deacon LLC, ("600 S.") a Michigan, corporation formed on May 4, 2007.

The Company will seek to acquire reputable middle market petroleum-based lubricant companies that re-refine, process and package private label motor oil and related products as well as acquire facilities to conduct like operations. The Company is currently under contract to purchase a processing facility in Detroit, Michigan. Acquisition candidates also include suppliers and distributors of these products. Voyager Petroleum's goal is to capitalize on the United State's strong dependence on automobiles and manufacturing and the Company believes that domestic demand for petroleum-based lubricants will remain high. Due to governmental and societal pressures to be eco-friendly, the Company also believes that there is a greater need for high quality recycled products. Management recognizes that the market is particularly attractive for companies that can not only bring high quality recycled petroleum-based products to market at competitive prices but also to do so utilizing an environmentally conscious processing method.

Due to its change of focus in 2006, management is currently considering other alternatives for its wholly-owned subsidiary, Silicon Film Technologies, Inc., since it no longer fits the Company's long-term business plan. While Silicon has developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images, the Company believes that its strategy to conduct business in the oil industry is better suited for generating higher revenues, in the short and long term, and will provide increased opportunities for growth and provide sustained longevity that may not be present in the photographic industry.

On September 22, 2006, Voyager entered into a six-month joint venture agreement with Applied Color Science so that Applied Color Science can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. The joint venture was extended and currently expires on April 6, 2008.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have only recently begun generating revenue, have experienced recurring net operating losses, had a net loss of $5,225,834 and $1,549,291, and a negative cash flow from operations of $1,111,896 and $234,235 for the years ended December 31, 2007 and 2006, respectively. We have a working capital deficiency of $1,824,737 and $1,423,532 as of December 31, 2007and 2006, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The Company's focus is on the development of oil based products and has been in the development stage since its inception (June 28, 2002), sustained losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue
-------
Revenue is earned and recognized when the product title passes from the Company to the buyer. Depending on the shipping contract (FOB shipping point/FOB destination), revenue is recognized and earned when the product is delivered and accepted by the buyer.

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

Cash and Cash Equivalents
-------------------------
For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------
The Company estimates its accounts receivable risks and provides allowances for doubtful accounts accordingly. The Company believes that its credit risk for accounts receivable is limited because of relatively small account balances for most of its customers as well as the long standing relationships its customers have with its sales representatives and/or its employees. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to repay and prevailing economic conditions. The Company makes adjustments to its allowance for doubtful accounts if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

As of December 31, 2007 and 2006, respectively, no reserves for collectability were required.

Inventory
---------
Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment
----------------------
Property and equipment is stated at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. Estimated service lives of property and equipment is 3 to 7 years.

Intangible Assets
-----------------
On November 1, 2002, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests are performed more frequently if there are triggering events (i.e. the right to receive future cash flows related to transactions of applicable merchants). Impairment losses after initial adoption are recorded as a part of income from continuing operations.

Definite-lived intangible assets, such as patents, are amortized over their estimated useful lives. The Company continually evaluates the reasonableness of the useful lives of these assets. In accordance with SFAS 142, if a revision in the useful lives of these assets is deemed necessary, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life of the definite-lived intangible asset.

Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assets as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. An impairment loss of $135,275 was recorded for the loss of one patent as of December 31, 2006.

Income Taxes
------------
Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Stock Based Compensation
------------------------
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment". Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations", as permitted by FASB Statement No. 123, "Accounting for Stock Based Compensation". In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Net Loss Per Share
------------------
In February 1997, FASB issued SFAS No. 128, "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted loss per share was not presented because the Company incurred a loss and any potential shares were considered to be anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

Reclassifications
-----------------
Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87, 88, 106, and 132(R). Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer's fiscal year-end. Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. We do not expect that the adoption of SFAS 158 will have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51". SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations (revised 2007)". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

NOTE 2. PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation consists of the following at December 31,

                                                       2007             2006
                                                   ------------     ------------
Facility Equipment                                 $    243,379     $         --
  Machinery                                              98,142               --
  Trucks                                                 32,974               --
  Office Equipment                                        3,875               --
  Construction in progress                               40,939               --
                                                   ------------     ------------
                                                        419,039               --
  Accumulated Depreciation                              (16,335)              --
                                                   ------------     ------------
     Total Property and Equipment                  $    402,974      $        --
                                                   ============      ===========

Voyager Petroleum entered into an asset purchase agreement with Quest Manufacturing, Inc., an entity controlled by the Company's then CEO, effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718 and provided that the remaining balance of $31,513 is due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was offset by the balance due. The Company recorded a $26,564 gain in connection with this transaction.

As of December 31, 2007, we leased equipment of $125,400 for the operations of the Detroit facility. (ee note 6)

NOTE 3. DEFERRED FINANCING COSTS

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

The components of the deferred financing costs are as follows at:

                                               DECEMBER 31,        DECEMBER 31,
                                                   2007                2006
                                               -------------      -------------
Deferred financing costs                       $     162,065      $     116,466
Accumulated amortization of fees                    (109,212)           (70,631)
                                               -------------      -------------
                                               $      52,853      $      45,835
                                               =============      =============

NOTE 4. PATENT PURCHASE

On February 1, 2003 the Company purchased patents, trademarks, and other intellectual property rights from Quest Manufacturing Inc., which was wholly-owned by the Company's then CEO, in exchange for a note payable for $390,000 with a stated interest rate of 6% due on December 31, 2004 and the issuance of 15,365,000 shares of Class A Common Stock valued at $768,250. Additionally, the Company assumed an accounts payable of $75,922, payable to the patent attorney. On December 31, 2005, the note payable was renegotiated and the balance of $305,000 and accrued interest of $45,500 was consolidated with other outstanding notes due Quest Manufacturing, Inc. resulting in a long term note payable due December 31, 2008 with a principal balance of $427,768 and simple interest payable on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. On April 28, 2006, the Company issued, pursuant to a securities purchase agreement, 6,507,249 shares of restricted common stock to Quest Manufacturing, Inc. at $0.065 per share totaling $422,971in exchange for the retirement of this promissory note.

The Company paid $1,234,172 for these patents which are being amortized over their expected remaining life of 9 years. Amortization expense charged to operations was $111,184 and $116,745 for the years ended December 31, 2007 and 2006 respectively.

On April 9, 2006, the Company did not pay a maintenance fee by its due date on patent number 6,370,339 entitled "System and Method For Operating an Electronic Film Camera" and no longer holds any ownership rights in the technology underlying the patent. The Company recorded an impairment loss of $135,275 as of December 31, 2006. The balance is:

                                               DECEMBER 31,        DECEMBER 31,
                                                   2007               2006
                                               -------------      -------------
Patents                                        $   1,098,897      $   1,234,172
Accumulated amortization                            (617,090)          (505,906)
Impairment loss recorded                                  --           (135,275)
                                               -------------      -------------
                                               $     481,807      $     592,991
                                               =============      =============

NOTE 5. TRADEMARKS

As of September 30, 2007, Sovereign Oil purchased any and all rights in certain trademarks related to its operations from a non-affiliated third party valued at $5,000.

NOTE 6. LEASE LIABILITY

On December 5, 2007, Monarch Petroleum, Inc. ("Lessee"), a wholly-owned subsidiary, entered into an Equipment Lease Agreement ("Agreement") with BLN Capital Funding, LLC ("Lessor"), an independent third party. The equipment will be used in the operations of the Detroit facility. The terms of the Agreement require thirty six payments of $2,650 per month. In addition, the Company paid a commitment fee of $15,000 which is being amortized over the life of the lease. The Agreement will expire November 5, 2010. No security deposits are associated with the lease but the Company paid $15,000 toward the purchase price of the equipment in 2007 prior to the execution of the Agreement. Upon successful completion of the terms, the Lessee shall have the right to purchase all of the equipment for $30,000. We expect to purchase the equipment and have included the $30,000 buyout in long term lease liability.

As of December 31, 2007, we leased equipment of $125,400 for the operations of the Detroit facility. The terms of the Agreement require thirty six payments of $2,650 per month. The Agreement will expire November 5, 2010. No security deposits are associated with the lease. Upon successful completion of the terms, the Lessee shall have the right to purchase all of the equipment for $30,000. We expect to purchase the equipment and have included the $30,000 buyout in long term lease liability.

                             Year Ended December 31,

                        2008                    $   31,800
                        2009                        31,800
                        2010                        31,800
                        Thereafter                  30,000
                                                ----------
                        Total                   $  125,400
                                                ==========

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

The convertible debentures are secured by all of Voyager Petroleum's assets. Prior to maturity, the Company has the option to redeem a portion or all of the outstanding debentures at a price of 150% of the amount redeemed plus accrued interest. In the event the debentures are redeemed, then Voyager Petroleum will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. The warrant is exercisable for two years and has an exercise price equal to the lowest initial bid price of the Company's common stock as submitted by a market maker and approved by the National Association of Securities Dealers.

Cornell Capital purchased the convertible debentures from Voyager Petroleum in a private placement in May, 2004. Cornell Capital has received a one-time structuring fee of $10,000 and a one-time commitment fee of 10% of the gross proceeds of the convertible debentures. The commitment fee of 10% has been paid proportionately in cash upon receipt of each distribution of proceeds.

On December 15, 2004, Cornell Capital assigned one-half or $325,000 of the issued debentures to date plus accrued but unpaid interest on a pro rata basis to Trey Resources, Inc. ("Trey Resources"), a Delaware corporation. On March 8, 2005, Voyager Petroleum consented to the assignment whereupon Cornell Capital terminated the original debentures and, concurrently, the Company issued a total of four new debentures to Cornell Capital and Trey Resources, each, in the amount of one-half of the originally issued debentures. Voyager Petroleum also issued additional three-year 5% convertible debentures, effective March 8, 2005, to Cornell Capital in the amount of $17,387 and to Trey Resources in the amount of $3,695 which represent all interest earned pro rata on the original four debentures up to termination. The terms, except as indicated above, are identical to those originally issued. All of these debentures mature on March 8, 2008. The remaining debentures dated May 25, 2005 and October 12, 2005 with an outstanding balance of principal and interest of $84,614 and $111,110, respectively, mature on May 25, 2008 and October 12, 2008 respectively.

Prior to maturity on May 15, 2007, an unaffiliated third party purchased the total outstanding principal and interest of our convertible debentures with Cornell Capital and Trey Resources. Installment payments under the purchase agreement are secured by the debentures and, in the event of default, Cornell Capital and Trey Resources have the option to exercise all rights thereunder. The Company consented to the purchase and adjusted the principal of the Trey Resources' debenture dated March 8, 2007 in the original principal amount of $50,000 by an increase of $991 to account for a difference in the outstanding balance due.

Conversion of Debt to Equity and Debt Redemption:

Cornell Capital converted or redeemed the principal balance of the debenture dated March 8, 2005 in the original principal amount of $150,000 as follows:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
12/20/05       $  20,000          --             --           --     160,000   $    0.1250
02/08/06       $   3,500          --             --           --     280,000   $    0.0125
04/10/06       $  12,500          --             --           --     714,286   $    0.0175
08/08/06              --          --    $    10,887(D)  $    773          --            --
08/08/06       $  35,000          --             --           --   1,000,000   $    0.0350
10/06/06       $  50,000          --             --           --   1,639,344   $    0.0305
12/20/06       $  18,113   $   9,683             --           --   2,058,074   $    0.0135
               ---------   ---------    -----------     --------   ---------
Total          $ 139,113   $   9,683    $    10,887     $    773   5,851,704
               =========   =========    ===========     ========   =========

Cornell Capital converted the principal balance of the debenture dated March 8, 2005 in the original principal amount of $50,000 as follows:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
12/20/06       $  11,887   $      --    $        --     $     --     880,519   $    0.0135
02/14/07(E)    $  25,000          --             --           --   2,000,000   $    0.0125
02/26/07(E)    $   6,500          --             --           --     391,566   $    0.0166
05/24/07       $   6,613          --             --           --     104,968   $    0.0630
               ---------   ---------    -----------     --------   ---------
Total          $  50,000   $      --    $        --     $     --   3,377,053
               =========   =========    ===========     ========   =========

The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
05/24/07       $  62,500   $      --    $        --     $     --     992,063   $    0.0630
               ---------   ---------    -----------     --------   ---------
               $  62,500   $      --    $        --     $     --     992,063
               =========   =========    ===========     ========   =========

The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
05/24/07       $  17,237   $      --    $        --     $     --     273,603   $    0.0630
07/09/07       $  45,263   $      --    $        --     $     --     952,905   $    0.0475
               ---------   ---------    -----------     --------   ---------
               $  62,500   $      --    $        --     $     --   1,226,508
               =========   =========    ===========     ========   =========

The following principal amount was converted of the Cornell Capital debenture dated March 8, 2005 in the original principal amount of $17,387:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
07/09/07       $  17,387   $      --    $        --     $     --     366,042   $    0.0475
               ---------   ---------    -----------     --------   ---------
               $  17,387   $      --    $        --     $     --     366,042
               =========   =========    ===========     ========   =========



The following principal amount was converted of the Cornell Capital debenture dated May 25, 2005 in the original principal amount of $350,000:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
07/09/07       $  93,206   $      --    $        --     $     --   1,962,232   $    0.0475
08/30/07       $ 147,587   $      --    $        --     $     --   4,216,771   $    0.0350
12/17/07       $  65,295   $      --    $        --     $     --   3,264,737   $    0.0200
               ---------   ---------    -----------     --------   ---------
               $ 306,088   $      --    $        --     $     --   9,443,740
               =========   =========    ===========     ========   =========

(A)    Redemption amount equal to 150% of amount redeemed plus accrued interest.
(B)    Shares issued after February 8, 2006 were not registered with the Securities and
       Exchange Commission.
(C)    Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
(D)    Total cost of redemption is $17,103 representing 150% of principal redeemed plus 5%
       interest from date of debenture. Cornell is entitled to receive a warrant to purchase
       5,444 shares of the Company's common stock at an exercise price of $3.75 per share.
       As of the date of this filing, the warrant has not been issued.
(E)    The Notice of Conversion was received on the date indicated. The shares were not issued until April 18, 2007. As of December 31, 2007 the Cornell Capital debentures had an outstanding balance of $42,915.

The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $150,000:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
02/08/06       $   5,500   $      --    $        --     $     --     440,000   $    0.0125
04/10/06       $  12,500   $      --    $        --     $     --     714,286   $    0.0175
08/08/06       $      --   $      --    $    10,695(D)  $    759          --            --
08/08/06       $  35,000   $      --    $        --     $     --   1,000,000   $    0.0350
10/06/06       $  50,000   $      --    $        --     $     --   1,639,344   $    0.0305
12/20/06(E)    $  30,000   $      --    $        --     $     --   2,222,222   $    0.0135
02/14/07(F)    $   6,305   $      --    $        --     $     --     504,400   $    0.0125
               ---------   ---------    -----------     --------   ---------
Total          $ 139,305   $      --    $   10,695      $    759   6,520,252
               =========   =========    ===========     ========   =========

The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $50,000:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
02/14/07(F)    $  18,695   $      --    $        --     $     --   1,495,600   $    0.0125
02/26/07(F)    $   6,500   $      --    $        --     $     --     391,566   $    0.0166
05/24/07       $  23,650   $      --    $        --     $     --     375,397   $    0.0630
07/09/07       $   2,146   $      --    $        --     $     --      45,179   $    0.0475
               ---------   ---------    -----------     --------   ---------
Total          $  50,991(G)$      --    $        --     $     --   2,307,742
               =========   =========    ===========     ========   =========

The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
07/09/07       $  45,998   $      --    $        --     $     --     968,379   $    0.0475
08/30/07       $  16,502   $      --    $        --     $     --     471,486   $    0.0350
               ---------   ---------    -----------     --------   ---------
Total          $  62,500   $      --    $        --     $     --   1,439,865
               =========   =========    ===========     ========   =========

The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal   Interest     Principal       Interest   Number      Conversion
               Amount      Amount       Amount          Amount     of          Price
Date           Converted   Converted    Redeemed(A)     Redeemed   Shares(B)   Per Share(C)
--------       ---------   ---------    -----------     --------   ---------   ------------
08/30/07       $  21,089   $      --    $        --     $     --     602,543   $  0.0350
12/17/07       $  17,883   $      --    $        --     $     --     894,163   $  0.0200
               ---------   ---------    -----------     --------   ---------
Total          $  38,972   $      --    $        --     $     --   1,496,706
               =========   =========    ===========     ========   =========



(A)    Redemption amount equal to 150% of amount redeemed plus accrued interest.
(B)    Shares issued after February 8, 2006 were not registered with the Securities and
       Exchange Commission.
(C)    Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.
(D)    Total cost of redemption is $16,802 representing 150% of principal redeemed plus 5%
       interest from date of debenture. Cornell is entitled to receive a warrant to purchase
       5,348 shares of the Company's common stock at an exercise price of $3.75 per share.
       As of the date of this filing, the warrant has not been issued.
(E)    The Notice of Conversion was dated December 20, 2006. The shares were not issued until January 2, 2007.
(F)    The Notice of Conversion was received on the date indicated. The shares were not issued until April 18, 2007.
(G)    The principal of this debenture was increased by $991 to account for the difference in outstanding balance due.

As of December 31, 2007, the Trey Resources' debentures had an outstanding principle and accrued interest of $59,448.

NOTE 8. NOTES PAYABLE

The notes payable balance consists of the following:

                                                                                December 31, 2007     December 31, 2006
                                                                                -----------------     -----------------
10% note payable to P. Byrne, principal and interest due April 14,
2008. A commitment fee of $2,250 was payable upon execution.
Result of a renegotiated note dated August 15, 2006 in the original
principal amount of $35,000.                                                    $          23,647     $          22,500

10% note payable to BLN Capital Funding, LLC, principal and interest due on demand but no later than March 30, 2008. 150,000 shares of the Company's restricted common stock were issued as a commitment fee valued at $7,500 based on the closing bid price of $0.05 on the date of note and an additional 10,000 and 5,000 restricted shares were issued as consideration for second and third
extensions valued at $1,700.                                                               35,000                    --

24% note payable to Coan, principal and interest due December 31, 2005. Coan was repaid $15,000 of the original principal balance of $50,000 in 2004. Interest of
$6,608 and $8,521 was paid in 2004 and 2006, respectively. Outstanding principal of $35,000 and accrued interest of $9,423 was converted on January 19, 2007 into
1,110,578 shares of common stock pursuant to a conversion agreement.                           --                35,000

12% note payable to Hackett, principal and interest due October 31, 2006.
Principal of $6,800 and interest of $469 was paid on March 30, 2007.                           --                 6,800

6% note payable to Hackett, principal and interest due March 14, 2007. 100,000 shares of the Company's common stock were issued as a commitment fee of $11,000 based on the closing bid price of $0.11 on the note date of September 14, 2006 which was amortized over the term of the note. Principal of $50,000 and accrued interest of $1,898 were paid in cash and shares; $4,933 was converted May 29,
2007 to 41,245 of common shares pursuant to a conversion agreement.                            --                50,000

6% note payable to Haggerty, principal and interest due February 26, 2007.
90,000 shares of the Company's common stock were issued as a commitment fee valued at $9,000 based on based on the closing bid price of $0.09 on the trading date prior to the note date of August 26, 2006 which was amortized over the term of the note. Principal and interest of $50,921 was converted on January 3, 2007
into 1,273,014 shares of common stock.                                                         --                50,000

5% note payable to Haggerty, principal and interest due April 14, 2008.
Commitment fee of $2,459 and interest of $41 payable as 100,000 shares of common stock within five days of execution based on the closing bid price of $0.025 on the trading date prior to the note date of February 3, 2007. Renegotiated note dated January 15, 2008 in the original principal amount of $20,000. Commitment fee of $5,659 and interest of $41 was payable as 100,000 shares of common stock within thirty days of execution based on the closing bid price of $0.057 on
January 18, 2007. Principal of $5,000 was converted on June 7, 2007 into 41,667 shares of common stock pursuant to a conversion agreement. 41,667 warrants to purchase shares of restricted common stock at an exercise price of $0.20 for three years were granted upon third extension executed in August, 2007 and 9,000 shares of restricted common stock were issued for fourth extension executed in
August, 2007 but effective as of June 22, 2007. The interest rate was Increased
to 10% per annum on January 15, 2008.                                                      13,197                    --

12% note payable to Hemmel, principal and interest due June 30, 2006, convertible into common stock after company's listing on public market for 90 days at a 25% discount to the average closing bid price for 30 trading days preceding the conversion date. Hemmel was repaid interest of $5,784 in 2005 and
$100 of the original principal balance of $50,000 and interest of $4,505 in
2006. Principal of $49,900 and interest of $3,051 was paid in cash and stock as of April 4, 2007; 41,667 shares of common stock was issued in consideration
for $49,900 pursuant to a conversion agreement.                                                --                49,900



12% note payable to Nolan, principal and interest due April 30, 2006, convertible into common stock after company's listing on a public market for 90 days at a 25% discount to the average closing bid price for 30 trading days preceding the conversion date. Nolan was repaid $10,978 principal of the original principal balance of $50,000 and $5,522 interest in 2006. Principal of
$33,542 and interest of $727 were converted into 1,038,489 shares of common
stock on January 17, 2007.                                                                     --                33,542

7.5% note payable to Tyson, principal and interest due December 14, 2008.                 108,000                    --

5% note payable to Khatib, principal and interest due June 26, 2008.                        5,000                    --

10% note payable to Hackett, principal and interest due February 15, 2008. A commitment fee of 10,000 restricted shares of common stock valued at $640 based on the closing bid price of $0.064 on October 12, 2007 were issued on November
15, 2007. Interest of $229 was paid in 2007.                                               15,000                    --

5% debentures payable to Cornell Capital, principal and interest due May 25,
2008 convertible into shares of common stock at price equal to lesser of (i)
150% of the initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of
the lowest closing bid price for the 5 trading days immediately preceding the
conversion date.                                                                           43,913                    --

5% debentures payable to Cornell Capital, principal and interest due October 11,
2008 convertible into shares of common stock at price equal to lesser of (i)
150% of the initial bid price of the common stock as submitted by a market maker and approved by the National Association of Securities Dealers or (ii) 50% of
the lowest closing bid price for the 5 trading days immediately preceding the
conversion date.                                                                          100,000                    --

5% debentures payable to Trey Resources, Inc., principal and interest due March
8, 2008 convertible into shares of common stock at price equal to lesser of (i)
150% of the initial bid price as submitted by a market maker and approved by the
National Association of Securities Dealers or (ii) 50% of the lowest closing bid
price for the 5 trading days immediately preceding the conversion date.                    27,222                    --

8% note payable to THI, Inc., principal and interest to be paid in monthly
payments of $8,333 commencing December 15, 2007 until retired.                             93,162                    --
                                                                                -----------------     -----------------
                                                                                $         464,141     $         247,742
                                                                                =================     =================

At December 31, 2006, our long term debt was $855,183, the remaining balance of which has been reclassified to current as of December 31, 2007.

NOTE 9. OPTIONS AND WARRANTS

As of December 31, 2007 we have issued options and warrants and have charged $1,994,260 and $397,408 to option and warrant expense during the years ended December 31, 2007 and 2006, respectively.

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

Options are non-qualified stock options, which have not been approved by shareholders. All option awards are generally granted with an exercise price equal to market price of the Company stock at the date of grant, unless otherwise defined in the option agreement with the grantee.

The fair value of each option or warrant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities in the 2007 calculations are based on volatilities from the Company's traded common stock since the Company changed it primarily business focus in the second quarter of 2006. The expected term of options granted is generally estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options or warrant.

                                             2007                 2006
                                       ----------------     ----------------
Expected volatility                    214.84% - 224.18%         258.50%
Expected dividends                        $     --               $  --
Expected term (in years)                   .5 - 1.5              5 - 9.8
Risk-free rate                           4.04% - 4.91%           5% - 6%

A summary of option activity as of December 31, 2007 and 2006, respectively, and changes during the periods then ended is presented below:

                                                                             Weighted-
                                                                             Average
                                                             Weighed-        Remaining     Aggregate
                                                              Average       Contractual    Intrinsic
                Options                       Shares       Exercise Price      Term          Value
----------------------------------------- ---------------- --------------- ------------- ---------------
Outstanding at December 31, 2005                  400,000      $ 0.25
Granted                                         3,000,000      $ 0.08
Exercised                                         400,000      $ 0.25
Forfeited or expired                                    -
                                          ---------------- --------------- ------------- ---------------
Outstanding at December 31, 2006                3,000,000      $ 0.19               5.5       $  10,000
                                          ---------------- --------------- ------------- ---------------
Granted                                        20,300,000      $ 0.08
Exercised                                               -
Forfeited or expired                                    -
                                          ---------------- --------------- ------------- ---------------
Outstanding at December 31, 2007               23,300,000      $ 0.14               3.3        $150,000
                                          ================ =============== ============= ===============
Exercisable at December 31, 2007               23,300,000      $ 0.14               3.3        $150,000
                                          ================ =============== ============= ===============

A summary of warrant activity as of December 31, 2007 and 2006, respectively, and changes during the periods then ended is presented below:

                                                                             Weighted-
                                                                             Average
                                                             Weighed-        Remaining     Aggregate
                                                              Average       Contractual    Intrinsic
                Warrants                      Shares       Exercise Price      Term          Value
----------------------------------------- ---------------- --------------- ------------- ---------------

Outstanding at December 31, 2005                  666,666      $ 0.15
Granted                                           500,000       $  0.05
Exercised
Forfeited or expired                                    -
                                          ---------------- --------------- ------------- ---------------
Outstanding at December 31, 2006                1,166,666      $ 0.18               4.0       $5,000.00
                                          ---------------- --------------- ------------- ---------------
Granted                                         7,613,911      $ 0.18
Exercised                                               -
Forfeited or expired                                    -
                                          ---------------- --------------- ------------- ---------------
Outstanding at December 31, 2007                8,780,577      $ 0.18               4.0       $5,000.00
                                          ================ =============== ============= ===============
Exercisable at December 31, 2007                8,780,577      $ 0.18               4.0       $5,000.00
                                          ================ =============== ============= ===============

As of December 31, 2007, all options and warrants have vested.

The fair value of options and warrants as of December 31, 2007 was $525,119. No options or warrants were exercised in the fiscal year December 31, 2007.

On June 17, 2007, the Company awarded an officer of the Company 5,000,000 options as compensation to purchase common stock at an initial strike price of $0.124, which was modified to $0.0467 on November 2, 2007, the closing bid price on that date.

NOTE 10. COMMITMENTS

The Company entered into a Purchase and Sale Agreement, effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a processing facility located in Detroit, Michigan. At the same time, a temporary access agreement with the current tenant became effective which allowed the Company access to the premises only, from February 1 through March 31, 2007. Effective April 1, 2007, the access agreement reverted to a sublease which expired on December 31, 2007, however, under the terms of the sublease agreement, an extension of up to three months may be agreed upon provided the Company is diligently working toward the purchase of the facility and if the sales agreement is still in effect. The Company did not obtain a written extension of the sublease but continued to occupy the premises until the building purchase closed on April 4, 2008.

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

On April 19, 2007, Sovereign entered into a lease agreement with North American Refining Co. ("North American Refining"), an independent third party and a Delaware corporation, located in McCook, Illinois. North American Refining is a local blending facility with bottling capabilities. Sovereign will lease the blending facility for a ninety-day trial period which will be used to blend and dry reclaimed used oil for use in lubricant oil products which is sold to the automotive and industrial after-markets. We will also have access to a loading dock, up to twenty storage tanks and associated equipment. The total lease price is $10.00 for the ninety-day lease period with blending and drying fees at $0.15 per gallon which are payable monthly on the tenth day following the last day of each month for the previous month's activity. North American has the right to terminate the agreement within fifteen days written notice. The agreement was terminated on July 12, 2007 and a similar agreement was entered into on July 13, 2007 and ending on January 13, 2008 for a total lease price of $10.00 and required Sovereign to maintain general liability insurance.

On October 10, 2007, Sovereign entered into an exclusive three year contract manufacturing agreement with Harold Grise and Rod Kaminga, both Individually and d/b/a Oil Recycling Mfg. and d/b/a Oil Recycling Manufacturing ("Oil Recycling Mfg") for the packaging of various lubricants and related products at its Indiana facility. Under the terms of the agreement, Oil Recycling Mfg will provide exclusive packaging services for a total of 200,000 shares valued at the closing bid price on the date of the agreement of $0.061 per share as well as an agreed upon price per case. The Company is responsible for providing general liability insurance. Oil Recycling is prohibited from providing services to competitors or customers of the Company. The agreement may be terminated by mutual agreement of the parties.

On October 10, 2007, Sovereign entered into an exclusive three year processing agreement with Harold Grise, Individually and d/b/a Oil Recycling Co. and d/b/a Oil Recycling Company ("Oil Recycling") for the processing of bulk oil at its Indiana facility. Under the terms of the agreement, Oil Recycling will provide exclusive processing services for a total of 200,000 shares valued at the closing bid price on the date of the agreement of $0.061 per share as well as an agreed upon price per gallon. Oil Recycling is prohibited from providing services to competitors or customers of the Company and is responsible for providing general liability insurance. The agreement may be terminated by mutual agreement of the parties.

NOTE 11. CAPITAL STOCK

The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of $0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of $0.001.

As of December 31, 2007 and December 31, 2006, there were 134,727,162 and 62,835,485 shares of Common Stock outstanding, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting.

500,000 and 1,000,000 shares of Series A Preferred Stock were outstanding at December 31, 2007 and December 31, 2006, respectively. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. 500,000 shares of Series A Preferred Stock were converted into 500,000 shares of common stock in September, 2007. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

The holders of Common and Series A Preferred Stock vote together as a single class.

AMENDMENT TO THE ARTICLES OF INCORPORATION

On April 26, 2004, the Company filed an amendment to its articles of incorporation increasing its authorized capital to 200,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share.

FORWARD STOCK SPLIT

On April 28, 2004, the Board of Directors of the Company authorized a forward stock split of its outstanding securities at a ratio of 1 Pre-Split Share converted to 1.6 Post Forward-Split Shares. The record date for such stock split was April 28, 2004. All share amounts have been retroactively restated to reflect this forward split.

CANCELLATION OF SHARES

Common Stock
------------
On April 28, 2004, the Company's CEO cancelled 400,000 post stock split shares of common stock. In 2005, 400,000 shares issued to employees and 600,000 shares issued to an unaffiliated third party were rescinded by agreement. On June 26, 2006, the Company's President and acting Chief Financial Officer cancelled 613,283 shares of common stock. On July 11, 2006 and December 14, 2006, the Company cancelled 125,000 shares and 816,667 shares which had been issued to unaffiliated third parties. In 2007, 100,000 shares issued to an employee and 204,000 shares issued to an unaffiliated third party were cancelled by the Company.

Preferred Stock
---------------
On May 11, 2007, Jefferson Stanley, the Company's CEO and CFO cancelled 500,000 shares of preferred stock pursuant to a termination agreement with the Company.

NOTE 12. INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES" (FIN 48), which supplements SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:

                                                     2007               2006
                                                 -----------        -----------
Net operating loss carry forward                 $ 3,924,000        $ 2,095,000
Temporary timing difference                               --            961,000
                                                 -----------        -----------
                                                   3,924,000          3,056,000
Valuation allowance                               (3,924,000)        (3,056,000)
                                                 -----------        -----------
Net deferred tax asset                           $        --        $        --
                                                 ===========        ===========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                       SINCE
                                          2007          2006         INCEPTION
                                      -----------    -----------    -----------
Tax at statutory rate (35%)             1,829,001    $   542,000    $ 4,704,000
Increase in valuation allowance        (1,829,000)      (542,000)    (4,704,000)
                                      -----------    -----------    -----------
Net deferred tax asset                $        --    $        --    $        --
                                      ===========    ===========    ===========

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company had available approximately $11,493,000 and $6,267,000 in unused federal and state operating loss carry-forwards at December 31, 2007 and December 31, 2006, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2026.

No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2004. The Company will file its U.S. federal return for the year ended December 31, 2007 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 13.  SUBSEQUENT EVENTS

In January 2008, the Company issued 532,693 shares of common stock to an unaffiliated third parties for legal services rendered at approximately $0.031 per share for a total of $16,635.

On January 18, 2008, the Company issued 833,334 shares of common stock to Cathy
A. Persin for back payroll valued at $0.03 per share based on the closing bid price on January 17, 2008 for a total of $25,000.

On January 15, 2008, P. Byrne extended the maturity date of a note payable dated March 19, 2007 in the original principal amount of $23,646.58 from January 15, 2008 to April 14, 2008. On the same date, the interest rate decreased from 12% to 10% per annum on the outstanding principal balance of $23,646.58. On April 2, 2008, the outstanding principal and accrued interest was reduced by $13,310 as payment applied toward the exercise of a warrant dated July 25, 2008 for 665,494 shares issued on April 11, 2008 at $0.02 per share pursuant to an election to exercise the warrant at a reduced price offered by the Company to certain warrantholders.

On January 15, 2008, T. Haggerty extended the maturity date of a note payable dated February 3, 2007 in the original principal amount of $20,000 from January 15, 2008 to April 14, 2008. On the same date, the interest rate was increased from 5% to 10% per annum on the outstanding principal balance of $13,197.26.
On January 15, 2008, an additional $26,837.83 was added to the then principal of a THI note dated October 15, 2007 in the original principal amount of $45,271 at which time the monthly payments were increased to $12,000 per month beginning on March 15, 2008. The January and February payments of $8,333 were waived. Under the terms of the amended note, the Company incurred a $14,000 commitment fee to be paid in two monthly installments on February 15, 2008 and March 15, 2008 which were paid. The principal was subsequently increased by $30,000 and $25,000 and the monthly payments were increased to $15,000 and $17,500 on February 8, 2008 and February 15, 2008, respectively. On March 1, 2008, an additional $25,000 was added to the principal and the payments were increased to $20,000 per month beginning April 15, 2008.

On January 17, 2008, Monarch Petroleum, Inc., a wholly-owned subsidiary, entered into an Equipment Lease Agreement with BLN Capital Funding, LLC, an independent third party, valued at $120,600. The equipment will be used in the operations of the Detroit facility. The terms of the Agreement require thirty six payments of $3,350 per month. In addition, the Company paid a lease fee of $5,000 which is included proportionately in the monthly payment over the term of the lease. The Agreement will expire December 31, 2011. No security deposits are associated with the lease. Upon successful completion of the terms, the Lessee shall have the right to purchase all of the equipment for $40,000. We expect to purchase the equipment and have included the $40,000 buyout in long term lease liability.

On February 15, 2008, J. Hackett extended the maturity date of a note payable dated October 15, 2007 in the original principal amount of $15,000 from February 15, 2008 to May 15, 2008. On the same date, the interest rate was decreased from 18% to 10% per annum on the outstanding principal balance of $11,473.07. Principal of $788.72 and interest of $211.28 were paid on March 3, 2008.

On February 20, 2008, the Company issued an unsecured 10% $25,000 note payable to F. Biscan, Jr. with a maturity date of August 20, 2008.

Pursuant to a notice of conversion dated February 26, 2008, the Company issued, on February 29, 2008, 3,992,058 shares of restricted common stock to THI, Inc. upon conversion of $43,913 of the principal balance of a Cornell debenture dated May 25, 2005 in the original principal amount of $350,000 at $0.011 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission and bear a restriction date of May 25, 2005.

Pursuant to a notice of conversion dated February 26, 2008, the Company issued 98,851 and 1,475,454 shares of restricted common stock on February 29, 2008 and March 7, 2008, respectively, to THI, Inc. upon conversion of $17,317 of the principal balance of a Cornell debenture dated October 11, 2005 in the original principal amount of $100,000 at $0.011 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission and bear a restriction date of October 11, 2005.

Pursuant to a notice of conversion dated February 26, 2008, the Company issued, on March 7, 2008, 1,524,545 shares of restricted common stock to THI, Inc. upon conversion of $16,770 of the principal balance of a Trey debenture dated March 8, 2005 in the original principal amount of $62,500 at $0.011 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. These shares were not registered with the Securities and Exchange Commission and bear a restriction date of March 8, 2005.

On March 13, 2008, the Company issued an unsecured 10% $36,000 note payable to
R. Mochel with a maturity date of September 13, 2008.

On March 18, 2008, the Company issued 5,000 shares of restricted common stock as a commitment fee to BLN Capital Funding for the third amendment of the demand note dated February 20, 2007 in the original principal amount of $35,000 extending the maturity date from August 30, 2007 to December 31, 2007. The stock was valued at $200 based on the closing bid price of $0.04 on November 15, 2007.

On March 25, 2008, the Company issued 250,000 and 354,621 shares of common stock at $0.025 and $0.0211 per share, respectively, to unaffiliated third parties for consulting and accounting services rendered at an approximate value of $0.123 per share for a total of $13,733.

On March 25, 2008, the Company offered warrantholders who were issued warrants at an exercise price of $0.12 per share in a private round of financing between June 14, 2007 and August 16, 2007, a reduced exercise price of $0.02 per share provided a written election was returned to the Company by April 5, 2008. Five out of ten warrantholders elected to exercise their warrants for a total of 2,969,494 shares valued at $59,390. As of the date of this filing, all shares have been issued pursuant to these elections.

On March 27, 2008, the Company issued an unsecured 7.5% $54,000 note payable to
T. Tyson with a maturity date of December 14, 2008. The Company has the option, at any time prior to maturity, to convert any or all of the outstanding principal and interest of the note into restricted shares of its common stock at $0.02 per share.

On April 1, 2008, the Company issued 200,000 shares of common stock to an unaffiliated third party for consulting services rendered at $0.025 per share pursuant to a consulting agreement dated January 28, 2008 for a total of $5,000.

In April 2008, the Company sold and issued 2,850,000 shares of common stock to unaffiliated third parties pursuant to the terms of security purchase agreements at $0.02 per share for a total purchase price of $57,000. Pursuant to the terms of the security purchase agreements, the Company granted warrants to the buyers upon the receipt of funds to purchase up to the same amount of shares purchased of restricted common stock of the Company at an exercise price of $0.05 per share which are exercisable from the date the funds are received for a period of 30 months thereafter.

The Company entered into a Purchase and Sale Agreement ("Agreement"), effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a processing facility located in Detroit, Michigan. In addition to customary closing conditions, Voyager was obligated to obtain, at its own cost a category S baseline environmental assessment which it filed with the Michigan Department of Environmental Quality in May, 2007. On April 4, 2008, the Company assigned all of its rights, title and interest under the Agreement to 600 South Deacon LLC, a wholly-owned subsidiary of the Company. On April 4, 2008, 600 South Deacon LLC closed on the purchase in escrow. Pursuant to the terms of the Agreement, as amended, the total purchase price of $725,000 for the premises, less a $50,000 deposit held in escrow was paid at closing. Deacon agreed to accept an additional $75,000 cash payment at closing and agreed to finance the remaining purchase price through a secured loan evidenced by a promissory note in the principal amount of $600,000 secured by a mortgage on the premises. The promissory not, bearing a 10% interest rate, matures on October 4, 2008 and is to be paid in six consecutive monthly payments of principal and interest beginning on May 4, 2008. The first five payments equal $50,000 with the balance due upon maturity. The promissory note may be prepaid in whole or in part at anytime without premium or penalty. Deacon also executed a Bill of Sale with 600 South Deacon LLC selling all of its right, title and interest to all the personal property present on the premises in connection with the Company's current occupancy.

On April 4, 2008, the Company entered into a Termination Agreement and Bill of Sale with Deacon and D.A. Stuart Company, a Delaware corporation ("D.A. Stuart") ("Termination Agreement") regarding the sublease of the processing facility at 600 S. Deacon in Detroit, Michiban. Pursuant to the terms of the Termination Agreement, (i) the sublease of the premises between D.A. Stuart and the Company terminated as of the date of the Agreement and (ii) D.A. Stuart sold all of its right, title and interest in all tangible personal property present on the premises in connection with the Company's current occupancy.

Effective April 6, 2008, the Company extended the term of the joint venture with Applied Color Science to and including October 6, 2008.

On April 10, 2008, the Company issued an unsecured 0% $4,000 note payable to Cathy Persin, our Chief Financial Officer, with a maturity date of April 14, 2008.

On April 14, 2008, the Company issued 333,334 shares of common stock to unaffiliated third parties pursuant to security purchase agreements valued at $0.03 per share for a total purchase price of $10,000.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Voyager Petroleum, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

       - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

       - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

       - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Based on its assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended December 31, 2007, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13(a)-15 or Rule 15(d)-15(f )that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

Voyager Petroleum's directors and executive officers as of April 2, 2008 are as follows:

       NAME                  AGE       POSITION
-------------------------  -------     -------------
Sebastien C. DuFort           39       President and Chief Executive Officer

Cathy A. Persin               50       Chief Financial Officer, Corporate
                                       Secretary

The following is a brief description of the background of the current directors and executive officers of Voyager Petroleum.

SEBASTIEN C. DUFORT, PRESIDENT AND DIRECTOR. Mr. DuFort has served as president of Silicon Film Technologies, Inc., our subsidiary, since February, 2003 and as President of Voyager Petroleum upon the effectiveness of the merger in February, 2004. On March 23, 2007, Mr. DuFort became the president of Sovereign Oil, Inc, our subsidiary. Our President, Sebastien C. DuFort also serves as the President of Sovereign Oil. Mr. DuFort has extensive financial and insurance experience both on the institutional and retail sides of the business. He has held the position of managing director of a consulting firm that helps facilitate real estate transactions. Mr. DuFort was a consultant for Linsco Private Ledger (1997-2001), LaSalle St. (2001-2003). He is currently the managing director for Castle Hill Advisory Group, Ltd. (2003-present).

CATHY A. PERSIN, CHIEF FINANCIAL OFFICER. Ms. Persin has been the CFO since April, 2007. She has 21 years experience as a litigation attorney and managed her own practice since 1990 prior to her employment with Voyager Petroleum in March, 2004. She has been licensed to practice law in the State of Illinois since 1982 and was admitted to the federal bar for the U.S. District Court for the Northern District of Illinois in 1984. Ms. Persin is also a licensed real estate broker in Illinois since 1984. She has interned with the U.S. Chamber of Commerce sponsored through Georgetown University in 1978. She received a B.B.A. from St. Mary's College, Notre Dame, Indiana in 1979 and a J.D. from The John Marshall Law School, Chicago, Illinois in 1982. Ms. Persin also serves as an arbitrator for the court-annexed mandatory arbitration program for the Circuit Court of Cook County, Illinois.

SIGNIFICANT EMPLOYEES

Other than those mentioned above, Voyager Petroleum has hired personnel that are key to maintaining the operations of the Company.

Robert Nelson, Vice President of Supply Operations. Hired in November, 2006, Mr. Nelson oversees the Detroit facility. Mr. Nelson has twenty-four years of experience sourcing and processing reclaimed used oil as well as planning, directing and coordinating technical research, development, and testing of lubricants. Mr. Nelson holds a degree in Chemical Engineering and Environmental Chemistry from the Detroit Institute of Technology and a B-2A Waste Treatment Plant Operator license with the Michigan Department of Environmental Quality..

FAMILY RELATIONSHIPS

There are no family relationships between the officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

1. had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

       (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
       (ii)   Engaging in any type of business practice; or
       (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4. was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5. was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE AND FINANCIAL EXPERT

The Board of Directors does not have a separate Audit Committee; rather the Board as a whole performs all functions of an Audit Committee. The Board currently does not have an "audit committee financial expert" as defined by the Securities and Exchange Commission Regulation S-B, Item 401(c)(2). The Board believes that, given the developmental stage of the Company, the Company is not currently in a position to attract the services of a Board member who does qualify as a financial expert. However, the Board will continue its search for an individual who would qualify as a financial expert.

COMMITTEES OF THE BOARD OF DIRECTORS

Currently, the Company's Board of Directors does not have any standing audit, nominating or compensation committees, or committees performing similar functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us, and written representations from our executive officers and directors, our belief is that during and prior to the year ended 2007, all reports were filed timely as required.

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

On April 24, 2007, Jefferson Stanley resigned as Chief Executive Officer, Chief Financial Officer and Director of the Company pursuant to a Separation and Release Agreement (the "Agreement") under which he was to receive (i) 362,904 shares of common stock for accrued and unpaid salary valued at $22,500 for services rendered prior to April 24, 2007 (ii) 564,517 shares of common stock valued at $35,000 for an accrued and unpaid bonus for services rendered prior to April 24, 2007 (iii) $18,750 payable in cash as severance, to be made in installment payments of $9,375, payable on or before May 15, 2007 and May 30, 2007, respectively, and (iv) reimbursement for up to $1,200 in reasonable expenses incurred prior to April 24, 2007. All of the shares issued were valued at the closing bid price of the Company's common stock on the Over-The-Counter Bulletin Board on April 24, 2007, which was $0.062. These shares as well as 2,000,000 shares of common stock underlying an option granted to Mr. Stanley on August 29, 2006, were included in a registration statement on Form S-8 filed with the Securities and Exchange Commission on May 14, 2007. Pursuant to the Agreement, Mr. Stanley converted all of his 500,000 shares of Series A Preferred Stock into 500,000 shares of common stock of the Company on May 11, 2007.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation awarded to, earned by or paid to our executive officers during each of the last two fiscal years.

Name & Principal          Year    Salary     Bonus   Stock         Option       Non-Equity    Change in       All Other    Total ($)
Position                          ($)        ($)     Awards($)     Awards ($)   Incentive     Pension Value   Compensation
                                                                                Plan          and             ($)
                                                                                Compensation  Non-Qualified
                                                                                ($)           Deferred
                                                                                              Compensation
                                                                                              Earnings ($)
--------------------      -----  ----------  ------  ------------  -----------  ------------  --------------  ------------ ---------

Sebastien DuFort (1)      2006       60,008     -            -             -            -             -          12,821(1)    78,829
 CEO/President            2007      210,000     -            -       437,599(1)         -             -               -      647,599

Cathy Persin (2)          2006      120,000     -            -             -            -             -               -      120,000
Vice President/           2007      165,000     -      310,000 (2)   379,252(2)         -             -           3,449(2)   857,701
Secretary
CFO/Secretary

John Lichter (3)          2006     180,000     -            -             -            -             -               -      180,000
Former CEO                2007           2     -            -             -            -             -               -            2

Jefferson Stanley (4)     2006      50,000     -            -       279,081(4)         -             -               -      329,081
 Former CFO               2007     101,250     -            -             -            -             -               -      101,250
 Former CFO, CEO

(1) Sebastien DuFort has been the President of Voyager Petroleum since February 25, 2004 and Silicon Film Technologies, Inc. since February, 2003. He was Acting Chief Financial Officer from February 25, 2004 to September 1, 2006. Mr. DuFort's annual salary of $180,000 was reduced by agreement to $12 from February through September, 2006. The Board reinstated the $180,000 salary retroactively as of October 1, 2006. In May, 2007, Mr. DuFort's annual salary was increased to $220,000. Other compensation consists of reimbursements for automobile payments and repairs. Accrued salaries of $208,758 remain unpaid as of December 31, 2007. On November 2, 2007, the Company granted Mr.DuFort 7,500,000 options to purchase common stock at an exercise price of $0.0467 per shares which are exercisable for five years from the date of grant.

(2) Cathy Persin has served as the Vice President and Corporate Secretary of the Company since April 2004, at an initial annual salary of $75,000 which was increased to $90,000 in June, 2004 and to $120,000 in March, 2006. On April 30, she was appointed as the Company's Chief Financial Officer at an annual salary of $180,000. Other compensation consists of reimbursements for automobile payments. Accrued salaries of $134,615 remain unpaid as of December 31, 2007. On July 17, 2007, the Company awarded Ms. Persin, 2,500,000 shares of restricted common stock pursuant to the Company's 2007 Amended and Restated Employee Compensation Plan and granted 5,000,000 options to purchase shares of restricted common stock at an exercise price of $0.124 per share which are exercisable for five years from the date of grant. The strike price was reducedby the board on November 2, 2007 at which time an additional 1,500,000 options were granted at an exercise price of $0.0467 which are exercisable for five years from the date of grant.

(3) John Lichter served as CEO of Voyager Petroleum from February 25, 2004 to February 28, 2007 and of Silicon Film Technologies, Inc. from June, 2002 to March 19, 2007. Mr. Lichter's annual salary of $180,000 was reduced by agreement to $12 as of February 1, 2006. Accrued salaries of $248,263 remain unpaid as of December 31, 2007.

(4) Jefferson Stanley served as Chief Financial Officer of Voyager Petroleum September 1, 2006 through April 24, 2007 at an annual salary of $150,000. On February 28, 2007, he was appointed as the Company's Chief Executive Officer at no additional compensation and resigned April 24, 2007. All salaries have paid as of December 31, 2007. On August 29, 2007, the Company granted Mr. Stanley 2,000,000 options to purchase common stock at an exercise price of $0.13 per shares which are exercisable for five years from the date of grant. The shares underlying these options were registered pursuant to a Compensation Agreement upon his departure from his employ with the Company on a Form S-8 filed with the Securities and Exchange Commission on May 14, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

----------------------------------------------------------------------------------------------------------------------------------
                                             OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Equity
                                                                                                          Equity      Incentive
                                                                                                          Incentive   Plan
                                                                                                 Market   Plan        Awards:
                                                                                                 Value    Awards:     Market or
                                                Equity                                 Number    of       Number of   Payout
                                                Incentive                              of        Shares   Unearned    Value of
                                                Plan                                   Shares    or       Shares,     Unearned
                                                Awards:                                or Units  Units    Units or    Shares,
                 Number of      Number of       Number of                              of        of       Other       Units or
                 Securities     Securities      Securities                             Stock     Stock    Rights      Other
                 Underlying     Underlying      Underlying                             That      That     That Have   Rights
                 Unexercised    Unexercised     Unexercised    Option                  Have      Have     Not Vested  That Have
                 Options        Options         Unearned       Exercise   Option       Not       Not      (#)         Not Vested
                 (#)            (#)             Options        Price      Expiration   Vested    Vested               (#)
Name             Exercisable    Unexercisable   (#)            ($)        Date         (#)       ($)
---------------- -------------- --------------- -------------- ---------- ------------ --------- -------- ----------- ------------
Sebastien        7,500,000 (2)        -               -           0.0467  11-02-2012      -            -      -            -
DuFort
- CEO/
President
---------------- -------------- --------------- -------------- ---------- ------------ --------- -------- ----------- ------------

Cathy Persin       5,000,000          -               -           0.0467  07-17-2012      -            -      -            -
                 1,500,000 (3)                                    0.0467  11-02-2012
---------------- -------------- --------------- -------------- ---------- ------------ --------- -------- ----------- ------------

John Litcher           -              -               -                -       -          -            -      -            -
---------------- -------------- --------------- -------------- ---------- ------------ --------- -------- ----------- ------------

Jefferson        2,000,000 (1)        -               -             0.13  08-29-2011      -            -      -            -
Stanley
---------------- -------------- --------------- -------------- ---------- ------------ --------- -------- ----------- ------------

(1) On August 29, 2006, the Company issued an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share The stock option was valued on the date of grant. The weighted average fair value of each option was $0.09. The fair value of the option was measured at $279,081 using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.13, weighted average life of option of five years, risk free interest rate of 5.00%, and average dividend yield of 0.00%.

(2) On November 2, 2007, the Company awarded Sebastien C. DuFort, its President, 7,500,000 options to purchase common stock at a strike price of $0.0467 per share. The stock option was valued on the date of grant. The weighted average fair value of each option was $0.0467. The fair value of the option was measured at $437,599 using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.0467, weighted average life of option of five years, risk free interest rate of 4.160%, and average dividend yield of 0.00%.

(3) On July 17, 2007, the Company awarded Cathy Persin, its Chief Financial Officer, 5,000,000 options to purchase common stock at a strike price of $0.124 which was modified to $0.0467 on November 2, 2007. On November 2, 2007, the Company awarded Ms. Persin an additional 1,500,000 options to purchase common stock at a strike price of $0.0467 per share. The stock options were valued on the date of grant. The weighted average fair value of each option was $0.0467. The fair value of the option was measured at $379,252 using the Black-Scholes option pricing model. The model used the following assumptions: exercise price of $0.0467, weighted average life of option of five years, risk free interest rate of 4.160%, and average dividend yield of 0.00%.

COMPENSATION OF DIRECTORS

Our directors do not receive compensation pursuant to any standard or other arrangement for their services as directors.

EMPLOYMENT AGREEMENTS

On October 1, 2003, Silicon Film entered into an employment agreement with John Lichter to act as Chief Executive Officer for an unspecified term, whereby he received no compensation. On July 1, 2004 Silicon Film entered into a new employment agreement which superseded the previous agreement to include an annual compensation of $180,000. On February 1, 2006, the terms of compensation were amended to provide for an annual salary of $12.00 to be paid in monthly payments of $1.00. Mr. Lichter resigned from the Company in the first quarter of 2007.

On October 1, 2003, Silicon Film entered into an employment agreement with Sebastien DuFort to act as President for an unspecified term, whereby he received no compensation. On July 1, 2004 Silicon Film entered into a new employment agreement which superseded the previous agreement to include an annual compensation of $180,000. On February 1, 2006, the terms of compensation were amended to provide for an annual salary of $12.00 to be paid in monthly payments of $1.00. On December 29, 2006, the Board ratified the prior salary decrease and increased the salary of Sebastien DuFort to the previously designated annual salary of $180,000 retroactively from October 1, 2006. As part of Mr. DuFort's executive compensation, on November 2, 2007, the Company issued an option to purchase 7,500,000 shares of our common stock at an exercise price of $0.0467 per share exercisable from the date of issuance to November 2, 2012.

On September 1, 2006, Voyager Petroleum entered into our standard employment agreement with Jefferson Stanley as Chief Financial Officer which provides for an annual salary of $150,000 for an unspecified term and dental and health benefits. As part of Mr. Stanley's executive compensation, on August 29, 2006, the Company issued an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.13 per share exercisable from the date of issuance to August 29, 2011. Mr. Stanley resigned from the Company in April, 2007.

On April 30, 2007, Cathy A. Persin was appointed the Company's Chief Financial Officer to fill the vacancy created upon Jefferson's Stanley's resignation at an annual salary of $180,000. Ms. Persin began her employment with the company by entering into an employment agreement with Silicon Film for an unspecified terim to serve as its Project Administrator under which she received an annual salary of $75,000. On April 28, 2004, Ms. Persin was promoted to Vice President and Corporate Secretary of Voyager Petroleum, Inc. and received an option to purchase 188,095 shares of the Company's common stock at a strike price of $0.25 per share. In June, 2004 her annual salary was increased to $90,000 in recognition of these appointments. On January 12, 2006, Ms. Persin exercised the previously granted option and acquired the 188,095 shares of common stock for an aggregate purchase price of $47,023.75. In March, 2006, her salary was increased to $120,000 annually as she took on additional responsibilities. As part of Ms. Persin's executive compensation, on July 17, 2007 and November 2, 2007, the Company issued an option to purchase 5,000,000 and 1,500,000 respectively, shares of our common stock at an exercise price of $0.0467 per share exercisable from the date of issuance to July 17, 2012 and November 2, 2012, respectively.

On June 18, 2007, Sovereign Oil hired Mazen Khatib as its Vice President of Distribution pursuant to an employment agreement. Pursuant to the terms of the Agreement, Mr. Khatib was to receive an annual base salary of $120,000 as well as cash bonuses and stock issuances over the term of his employment. Mr. Khatib amicably left our employ as of September 30, 2007 due to fiscal restraints of the Company. We are currently in negotiations regarding the terms of his separation. Mr. Khatib is currently an independent sales representative for our subsidiaries, Sovereign Oil, Inc. and Monarch Petroleum, Inc.

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

COMPENSATION PURSUANT TO PLANS

We do not have an employee stock option plan and no other options were issued to executive officers other than those described in Employment Agreements above.

In October, 2006, the Company issued non-qualified stock options to purchase 1,000,000 shares of common stock at an exercise price of $0.07 per share to Robert Nelson, a non-executive officer of the Company. The stock options were valued on the date of grant and expire five years after the issuance date.

On February 1, 2007, the Company's Board of Directors adopted the "2007 Employee Compensation Plan" ("the Plan"). The total number of shares which may be granted under the Plan to employees or executive officers of the company shall not exceed 2,780,869. All of these shares were registered on a Form S-8 registration statement on February 2, 2007 and issued on the same date representing payment of base salary of $19,500 to DuFort, Lichter, Persin, $12,500 to Stanley and $3,333 to Nelson. On July 17, 2007, the number of authorized shares under the plan was increased by 2,500,000 shares and were issued to Persin representing a stock award under the Plan. On December 10, 2007, the number of authorized shares under the plan was increased by 333,334 shares. These additional 333,334 shares were registered on a Form S-8 registration statement on December 28, 2007 and were issued to Nelson on December 31, 2008 representing base salary of $13,333. Under the plan, stock awards may be granted at the closing bid price on the day preceding the date of the award. As of December 31, 2007, all 5,614,203 shares authorized under the plan were issued.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

None.

PENSION TABLE

None.

OTHER COMPENSATION

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth, as of April 2, 2008, the number of and percent of the Company's Common Stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities that can be acquired by him or her within 60 days from April 2, 2008 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by the shareholder, but not those held by any other person, and which are exercisable or convertible within 60 days of April 2, 2008 have been exercised and converted. The address for each person below is c/o Voyager Petroleum, Inc., 123 East Ogden Ave. Ste 102A, Hinsdale, IL 60521.

                                                             COMMON STOCK          PERCENTAGE
                                                           BENEFICIALLY OWNED         OF
NAME OF BENEFICIAL OWNER              TITLE                AS OF APRIL 2, 2008    COMMON STOCK
-------------------------    --------------------------    -------------------    ------------
Sebastien C. DuFort          Chief Executive Officer
                                  and President               13,722,350 (1)        8.85% (2)
-------------------------    --------------------------    -------------------    ------------
Cathy A. Persin              Chief Financial Officer          12,091,412 (3)        7.87% (4)
-------------------------    --------------------------    -------------------    ------------
OFFICERS AND DIRECTORS AS                                      25,813,762          15.98% (5)
A GROUP (2 PEOPLE)
-------------------------    --------------------------    -------------------    ------------

(1) 3,468,310 of these shares are held indirectly through Castle Hill Advisory Group, Inc., an entity wholly owned and controlled by Sebastien
       C. DuFort. Includes 500,000 shares of our Series A preferred stock held by Sebastien DuFort which are convertible at the option of Mr. DuFort into shares of our common stock on a one for one basis and 7,500,000 share of common stock issuable upon the exercise of stock options held by Mr. DuFort which are currently exercisable. Each share of our Series A preferred stock entitles the holder to 100 votes. Includes 400,000 shares gifted to wife and 1,400,000 shares gifted to wife as custodian for his four children, all of whom are members of Mr. DuFort's household. Mr. DuFort has disclaimed any beneficial interest in these shares.

(2) Applicable percentage of ownership is based on a total of 155,047,719 shares of common stock outstanding as of April 2, 2008 which assumes that 500,000 shares of Series A preferred stock are converted into 500,000 shares of our common stock and options to purchase 7,500,000 shares of common stock are exercised.

(3) Includes 6,500,000 shares of common stock issuable upon the exercise of stock options held by Ms. Persin which are currently exercisable.

(4) Applicable percentage of ownership is based on a total of 153,547,719 shares of Common Stock outstanding as of April 2, 2008 which assumes that options to purchase 6,500,000 shares of common stock are exercised.

(5) Applicable percentage of ownership is based on a total of 161,547,719 shares of common stock outstanding as of April 2, 2008 which assumes 500,000 shares of our Series A preferred stock held by DuFort are converted into 500,000 shares of our common stock and options held by Mr. DuFort and Ms. Persin to purchase 14,000,000 shares of common stock are exercised.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

DuFort/Castle Hill

Sebastien DuFort, our President and Chief Executive Officer, is a 100% shareholder of Castle Hill Advisory Group.

In fiscal year 2005, the Company issued a series of unsecured 6% notes payable of $409,080 to Castle Hill Advisory Group.

On December 31, 2005, the notes were renegotiated and consolidated together, with other outstanding notes due to Castle Hill, into a note payable which matures on December 31, 2008 with a principal amount of $461,992 and interest payable on the last day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. This note consolidates the following notes with principal and accrued interest as indicated:

Date of                               Accrued
  Note           Principal           Interest
-----------      ----------          ----------
08/17/04         $   17,627            $ 1,451
11/03/04         $   50,000            $ 3,312
02/01/05         $   25,000            $ 1,368
04/01/05         $    1,500            $    67
07/19/05         $   50,000            $ 1,356
07/28/05         $   20,000            $   509
09/08/05         $    4,000            $    74
10/13/05         $   12,000            $   155
10/20/05         $    6,000            $    71
10/26/05         $    2,000            $    21
12/01/05         $  163,579            $   806
12/21/05         $   50,000            $     82
11/16/05*        $   50,000            $    706
                 ----------            ---------
                 $  451,706            $  9,978

*represents a note assigned from Chace to Castle Hill on December 31, 2005

In fiscal year 2006, the Company issued a series of unsecured notes payable of $43,000 to Castle Hill Advisory Group with principal due on demand and interest payable monthly on the last calendar day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity.

On April 28, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 6,255,448 shares of restricted common stock to Castle Hill Advisory Group at $0.065 per share totaling $406,604. The shares were exchanged for the reduction of the outstanding principal balance of a promissory note dated December 31, 2005 issued by the Company to Castle Hill Advisory Group.

On May 15, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 300,000 shares of restricted common stock to Castle Hill Advisory Group at $0.10 per share totaling $30,000. The shares were exchanged for the reduction of the outstanding principal balance of a promissory note dated December 31, 2005 issued by the Company to Castle Hill Advisory Group. On the same date, Castle Hill Advisory Group gifted the 300,000 shares to outside parties.

On June 1, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 2,481,145 shares of restricted common stock to Castle Hill Advisory Group at $0.04 per share totaling $99,245.77. The shares were exchanged for the retirement of the outstanding principal balance and unpaid interest of promissory notes dated December 31, 2005, January 24, 2006, February 16, 2006n and April 14, 2006 issued by the Company to Castle Hill Advisory Group. On June 26, 2006, the securities purchase agreement was amended to reflect the sale of 1,867,862 shares instead of 2,481,145 shares and Castle Hill Advisory Group cancelled 613,283 shares.

In 2007, the Company paid Mr. DuFort $8,475 for reimbursement for automobile payments and insurance and $956 to Castle Hill Advisory Group for insurance regarding a sedan which was and is currently being used by Mr. Nelson, Monarch's Vice President of Operations in Detroit, Michigan. Mr. Nelson's employment agreement requires that he is provided the use of a vehicle.

As of January 1, 2007, the Company began leasing a sports utility vehicle from Castle Hill Management Group. The Company makes monthly payments of $1,138 towards the lease. The Company incurred $5,691 in automobile expense as of December 31, 2007. Castle Hill Management Group is 100% owned by the wife of our President and Chief Executive Officer, Sebastien C. DuFort. Castle Hill Advisory Group is 100% owned by our President and Chief Executive Officer, Sebastien C. DuFort.

On October 10, 2007, the Company issued a $3,000 unsecured 0% note payable to Castle Hill with a maturity date of October 15, 2007. The note was paid in full on October 15, 2007.

Quest
-----

John Lichter, our former Chief Executive Officer, is a 100% shareholder of Quest Manufacturing, Inc.

On September 30, 2005, Voyager Petroleum issued an unsecured 0% $47,023 note payable to Persin, our then Vice President and Corporate Secretary, as a result of an assignment on the same date from Quest Manufacturing, Inc. of $32,976 of the principal of a $80,000 note dated July 1, 2004 and $14,047 of principal of a $20,000 note dated August 17, 2004. Upon payment, the proceeds were to be used to exercise, in whole, the option with Voyager Petroleum dated April 28, 2004 to purchase 188,095 shares of common stock at $0.25 per share. On the same date, Ms. Persin elected to exercise her option to purchase a total of 188,095 shares of our common stock which was paid for out of the proceeds of the assigned note. Subsequently, Ms. Persin rescinded, as of September 30, 2005, the election to exercise the option but retained all rights under the terms of the stock option agreement and we agreed that the promissory note dated September 30, 2005 to pay for the option, now rescinded, would have full force and effect. On January 12, 2006, Ms. Persin exercised the option to purchase the 188,095 shares of common stock which was paid for out of the proceeds of the assigned note from Quest on September 30, 2005.

Voyager Petroleum entered into an asset purchase agreement with Quest Manufacturing, Inc., effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231.38 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718 and provided that the remaining balance of $31,513 is due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due Quest dated December 31, 2005 was reduced by the balance due.

On November 3, 2005, Voyager Petroleum issued an unsecured 6% $9,000 note payable to Quest Manufacturing, Inc. with principal and interest due on December 19, 2005. On December 31, 2005, this note was renegotiated and consolidated with other outstanding notes due Quest into a note payable which matures on December 31, 2008 with an original principal amount of $427,768.

On December 31, 2005, Voyager Petroleum issued an unsecured $427,768 note payable to Quest Manufacturing, Inc. with principal due December 31, 2008 and interest payable on the last day of each month at the prime rate as published in the Wall Street Journal on the first business day of each month on the outstanding principal balance for each respective month until maturity. This note consolidates the following notes with principal and accrued interest as indicated:

Date of                               Accrued
  Note           Principal           Interest
-----------      ----------          ----------
02/01/03         $  305,000          $    45,500
10/07/05         $   25,000          $      349
11/03/05         $    9,000          $       84
12/01/05         $   42,624          $      210
                 ----------          ----------
                 $  107,124          $   46,143

On January 12, 2006, Voyager Petroleum issued 400,000 shares of restricted common stock to four key employees upon exercise of options at $0.25 per share which were paid for with promissory notes totaling $100,000 which were previously assigned by Quest Manufacturing, Inc. to each of the four key employees on September 30, 2005. These options were initially granted on April 28, 2004 and were exercisable over five years. 188,095 of these shares were issued to Ms. Persin, our then Vice President and Corporate Secretary for a total of $47,024.

On April 28, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 6,507,249 shares of restricted common stock to Quest Manufacturing, Inc. at $0.065 per share totaling $422,971. The shares were exchanged for the reduction of the outstanding principal balance of a promissory note dated December 31, 2005 issued by the Company to Quest Manufacturing, Inc. together with other outstanding debt owed Quest Manufacturing, Inc. and John Lichter.

Officers and Directors
----------------------

On September 30, 2005, Voyager Petroleum issued a $47,024 unsecured 0% note payable to Ms. Persin upon demand as a result of an assignment by Quest Manufacturing of an outstanding balance due on notes due Quest from the Company. This note was retired on January 12, 2006 as payment for the exercise of options to purchase 188,095 shares of common stock at $0.25 per share.

On February 7, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 600,000 shares of restricted common stock to Ms. Persin, our then Vice president and Corporate Secretary, for a total purchase price of $18,000 at $0.03 per share based on the closing bid price of our common stock on February 6, 2005.

On February 23, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 666,667 shares of restricted common stock to Ms. Persin, our then Vice President and Corporate Secretary, for a total purchase price of $20,000 at $0.03 per share based on the closing bid price of our common stock on February 22, 2005.

On April 28, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 15,718 shares of restricted common stock to Ms. Persin, its then Vice President and Corporate Secretary, at $0.065 per share totaling $1,022.

On May 2, 2006, Voyager Petroleum issued, pursuant to a securities purchase agreement, 142,857 shares of restricted common stock to Ms. Persin, its Vice President and Corporate Secretary, at $0.07 per share totaling $10,000.

On April 27, 2007, the Company issued a $5,000 unsecured 5% note payable to Ms. Persin with a maturity date of May 2, 2007. The note was paid in full on May 2, 2007.

On May 23, 2007, the Company issued an $18,000 unsecured 5% note payable to Ms. Persin with a maturity date of June 13, 2007. The maturity date was extended to June 22, 2007 and paid in full on June 22, 2007.

On November 20, 2007, the Company issued an $11,000 unsecured non-interest bearing note payable to Ms. Persin with a maturity date of December 11, 2007. The note was paid in full on December 11, 2007.

On December 14, 2007, the Company issued a $6,000 unsecured non-interest bearing note payable to Ms. Persin with a maturity date of December 15, 2007. The note was paid in full on December 15, 2007.

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

ITEM 13. EXHIBITS

Number                                   Description                                               Location

2.1            Agreement and Plan of Reorganization with Silicon Film         Incorporated by reference to Exhibit 2.1 of
               Technologies, Inc.                                             the Company's Current Report on Form 8-K
                                                                              filed with the Securities and Exchange
                                                                              Commission on March 10, 2004

2.2            Asset Purchase Agreement between Silicon Film                  Incorporated by reference to Exhibit 2.2 of
               Technologies, Inc. and Quest Manufacturing, Inc.               the Company's Registration Statement of Form
                                                                              SB-2 filed with the Securities and Exchange
                                                                              Commission on March 31, 2005, as amended

3.1            Article of Incorporation-Voyager One, Inc. now known as        Incorporated by reference to Exhibit 3.1 of
               Voyager Petroleum, Inc.                                        the Company's Registration Statement on form
                                                                              10-SB filed with the Securities and Exchange
                                                                              Commission on May 10, 2004



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

3.4            Certificate of Correction to the Certificate Amendment         Incorporated by reference to Exhibit B of
               filed October 11, 2006                                         the Company's Definitive Information
                                                                              Statement filed on Form DEF 14C with the
                                                                              Securities and  Exchange Commission on
                                                                              October 5, 2006

3.5            Certificate of Correction to the Certificate of                Incorporated by reference to Exhibit 3.5 of
               Amendment filed December 1, 2006                               the Company's Annual Report on Form 10-KSB
                                                                              filed with the Securities and Exchange
                                                                              Commission on April 13, 2007

3.6            Bylaws-Voyager One, Inc. now known as Voyager                  Incorporated by reference to Exhibit 3.2 of
               Petroleum, Inc.                                                the Company's Registration Statement on Form
                                                                              10-SB filed with the Securities and Exchange
                                                                              Commission on May 11, 2001

3.7            Series A Preferred Stock                                       Incorporated by reference to Exhibit 3.4 of
                                                                              the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange 3.7 Commission on March 31, 2005,
                                                                              as amended

4.1            Form of Notice of Conversion Right and Election of             Incorporated by reference to Exhibit 4.8 of
               Conversion Right                                               the Company's Quarterly Report on Form
                                                                              10-QSB filed with the Securities and
                                                                              Exchange Commission on August 15, 2005

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

10.2           Securities Purchase Agreement dated as of May 2004             Incorporated by reference to Exhibit 10.2 of
               between Voyager One, Inc. and Cornell Capital Partners,        the Company's Registration Statement on Form
               LP and amended on August 26, 2004                              SB-2 filed with the Securities and Exchange
                                                                              Commission on March 31, 2005, as amended

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

10.4           Security Agreement dated as of May 2004 between Voyager        Incorporated by reference to Exhibit 10.4 of
               One, Inc. and Cornell Capital Partners, LP                     the Company's Registration Statement on Form
                                                                              SB-2 filed with the Securities and Exchange
                                                                              Commission on March 31, 2005, as amended

10.5           Security Agreement dated as of May 2004 between Silicon        Incorporated by reference to Exhibit 10.5 of
               Film Technologies, Inc. and Cornell Capital Partners, LP       the Company's Registration Statement on Form
                                                                              SB-2 filed with the Securities and Exchange
                                                                              Commission on March 31, 2005, as amended

10.6           Rights Agreement dated as of May 2004                          Incorporated by reference to Exhibit 10.6 of
               between Voyager One, Inc. and Cornell Capital Partners,        the Company's Registration Statement on Form
               LP and amended on June 28, 2004 and February 14, 2005          SB-2 filed with the Securities and Exchange
                                                                              Commission on March 31, 2005, as amended

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

10.8           Transfer Agent Instructions                                    Incorporated by reference to Exhibit 10.8 of the
                                                                              Company's Registration Statement of Form SB-2
                                                                              filed with the Securities and Exchange Commission
                                                                              on March 31, 2005, as amended



10.9           Assignment Agreement between Castle Hill Advisory              Incorporated by reference to Exhibit 10.9 of
               Group, Quest manufacturing, Inc. and Silicon Film              the Company's Registration Statement on Form
               Technologies, Inc. dated October 2, 2003                       SB-2 filed with the Securites and Exchange
                                                                              Commission on March 31, 2005, as amended

10.10          Management Agreement between Castle Hill Advisory              Incorporated by reference to Exhibit 10.10
               Group, Quest Manufacturing, Inc. and Silicon Film              of the Company's Registration Statement on
               Technologies, Inc dated October 2, 2003                        Form SB2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.11          Employment Agreement John Lichter effective October 1,         Incorporated by reference to Exhibit 10.11
               2003                                                           of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on march 31, 2005, as amended

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

10.13          Employment Agreement Sebastien DuFort effective October        Incorporated by reference to Exhibit 10.13
               1, 2003                                                        of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.14          Employment Agreement Sebastien DuFort effective July 1,        Incorporated by reference to Exhibit 10.14
               2004                                                           of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.15          Employment Agreement Jefferson Stanley effective               Incorporated by reference to Exhibit 10.15
               September 1, 2006                                              of the Company's Annual Report on Form
                                                                              10-KSB filed with the Securities and
                                                                              Exchange Commission on April 13, 2007

10.16          Form of Employment                                             Incorporated by reference to Exhibit 10.15 of
                                                                              the Company's Registration Statement on Form
                                                                              SB-2 filed with the Securities and Exchange
                                                                              Commission on March 31, 2005, as amended

10.17          License Agreement between Irvine Sensors Corporation           Incorporated by reference to Exhibit 10.16
               and Itzchak Sapir dated October 7, 1997                        of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.18          Assignment Agreement between Irvine Sensors Corporation        Incorporated by reference to Exhibit 10.17
               and Imagek, Inc. dated September 14, 1998                      of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.19          Assignment of Sapir Technology between Imagek and              Incorporated by reference to Exhibit 10.18
               Itzchak Sapir, Inc. dated September 14, 1998                   of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.20          Fourth Amendment to License Agreement Dated September          Incorporated by reference to Exhibit 10.19
               14, 1998                                                       of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.21          Letter dated March 26, 1999 from Imagek to Itzhak Sapir        Incorporated by reference to Exhibit 10.20
               Amending License Agreement                                     of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.22          Equipment Sublease Agreement #1 effective March 1, 2004        Incorporated by reference to Exhibit 10.21
               between Silicon Film, Inc. and Quest Manufacturing, Inc.       of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.23          Equipment Sublease Agreement #2 effective March 1, 2004        Incorporated by reference to Exhibit 10.22
               between Silicon Film, Inc. and Quest Manufacturing, Inc.       of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.24          Equipment Sublease Agreement #3 effective March 1, 2004        Incorporated by reference to Exhibit 10.23
               between Silicon Film, Inc. and Quest Manufacturing, Inc.       of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.25          Equipment Sublease Agreement #4 effective March 1, 2004        Incorporated by reference to Exhibit 10.24
               between Silicon Film, Inc. and Quest Manufacturing, Inc.       of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended



10.26          Letter Agreement dated December 13, 2004 between               Incorporated by reference to Exhibit 10.25 of the
               Voyager One, Inc. and Cornell Capital Partners, LP             Company's Registration Statement on Form SB-2
               regarding Registration Rights                                  filed with the Securities and Exchange Commission
                                                                              on March 31, 2005, as amended

10.27          Termination Agreement dated March 17, 2005 between             Incorporated by reference to Exhibit 10.26 of the
               Voyager One, Inc., Cornell Capital Partners, LP and            Company's Registration Statement on Form SB-2
               Newbridge Securities Corporation terminating Standby           filed with the Securities and Exchange Commission
               Equity Distribution Agreement, related transaction             on March 31, 2005, as amended
               documents and $10,000 convertible debenture to
               Newbridge Securities Corporation

10.28          Extension Letter dated April 15, 2005 to extend                Incorporated by reference to Exhibit 10.27 of the
               deadline under the Investor Registration Rights                Company's Registration Statement on Form SB-2
               Agreement dated May 14, 2004                                   filed with the Securities and Exchange Commission
                                                                              on March 31, 2005, as 10.28 amended

10.29          Extension Letter dated April 28, 2005 to extend                Incorporated by reference to Exhibit 10.28 of the
               deadline under the Investor Registration Rights                Company's Registration Statement on Form SB-2
               Agreement dated May 14, 2004                                   filed with the Securities and Exchange Commission
                                                                              on March 31, 2005, as amended

10.30          Asset Purchase Agreement between Quest Manufacturing,          Incorporated by reference to Exhibit 10.10
               Inc. and Voyager One, Inc. dated October 19, 2005              of the Company's Registration Statement on
                                                                              Form SB-2 filed with the Securities and
                                                                              Exchange Commission on March 31, 2005, as amended

10.31          Addendum effective February 7, 2006 to Asset Purchase          Incorporated by reference to Exhibit 10.30
               Agreement between Quest Manufacturing, Inc. and Voyager        of the Company's Annual Report on Form 10-KSB
               One, Inc. executed October 28, 2005                            filed with the Securities and Exchange
                                                                              Commission on April 4, 2006

10.32          Equipment Sublease Termination Agreement between               Incorporated by reference to Exhibit 10.31
               Silicon Film and Quest Manufacturing, Inc. dated               of the Company's Annual Report on Form 10-KSB
               December 1, 2005                                               filed with the Securities and Exchange
                                                                              Commission on April 4, 2006

10.33          Amendment to Employment Agreement dated July 1, 2004           Incorporated by reference to Exhibit 10.32 of the
               John Lichter effective February 1, 2006                        Company's Annual Report on Form 10-KSB filed
                                                                              with the Securities and Exchange Commission on
                                                                              April 4, 2006

10.34          Amendment to Employment Agreement dated July 1, 2004           Incorporated by reference to Exhibit 10.33 of the
               Sebastien DuFort effective February 1, 2006                    Company's Annual Report on Form 10-KSB filed with
                                                                              the Securities and Exchange Commission on
                                                                              April 4, 2006

10.35          Engagement Agreement between Voyager Petroleum and             Incorporated by reference to Exhibit 10.10 of the
               Hedgemark Advisors, LLC dated June 20, 2006 as amended         Company's Quarterly Report on Form 10-QSB filed
               June 21, 2006                                                  with the Securities and Exchange Commission on
                                                                              November 16, 2006

10.36          Memorandum of Understanding dated August 11, 2006              Incorporated by reference to Exhibit 10 of
               between Voyager Petroleum, Inc. and Applied Color              the Company's Current Report on Form 8-K
               Science                                                        filed with the Securities and Exchange
                                                                              Commission on October 4, 2006

10.37          Independent Consulting Agreement between Voyager               Incorporated by reference to Exhibit 10.1 of
               Petroleum, Inc. and Summit Financial Partners, LLC             the Company's Current Report on Form 8-K
               dated September 22, 2006                                       filed with the Securities and Exchange
                                                                              Commission on September 27, 2006

10.38          Consent to Amendment of Independent Consulting                 Incorporated by reference to Exhibit 10.1 of the
               Agreement executed between Voyager Petroleum, Inc and          Company's Current Report on Form 8-K filed with
               Summit Financial Partners, LLC on September 22, 2006           the Securities and Exchange Commission on
               effective September 28, 2006                                   October 4, 2006

10.39          Joint Venture Agreement between Voyager Petroleum,             Incorporated by reference to Exhibit 10.2 of
               Inc., on behalf of its wholly-owned subsidiary, Silicon        the Company's Current Report on Form 8-K
               Film Technologies, Inc. dated September 22, 2006               filed with the Securities and Exchange
                                                                              Commission on September 27, 2006

10.40          Consultant Agreement between Voyager Petroleum, Inc.           Incorporated by reference to Exhibit 10.1 of
               and Stronghurst, LLC dated October 17, 2006                    the Company's Current Report on Form 8-K/A
                                                                              filed with the Securities and Exchange
                                                                              Commission on October 24, 2006

10.41          Purchase and Sale Agreement between Deacon Enterprises,        Incorporated by reference to Exhibit 10.1 of
               Inc. and Voyager Petroleum, Inc. effective January 19,         the Company's Current Report on Form 8-K
               2007                                                           filed with the Securities and Exchange
                                                                              Commission on January 19, 2007

10.42          Sublease Agreement between D.A. Stuart Company and             Incorporated by reference to Exhibit 10.2 of
               Voyager Petroleum, Inc. effective January 19, 2007             the Company's Current Report on Form 8-K
                                                                              filed with the Securities and Exchange
                                                                              Commission on January 19, 2007



10.43          Side Letter Agreement between D.A. Stuart Company and          Incorporated by reference to Exhibit 10.3 of
               Voyager Petroleum, Inc. dated January 17, 2007                 the Company's Current Report on Form 8-K
                                                                              filed with the Securities and Exchange
                                                                              Commission on January 19, 2007

10.44          Access Agreement by and between Voyager Petroleum, Inc.        Incorporated by reference to Exhibit 10.1 of
               and D.A. Stuart Company dated as of March 9, 2007              the Company's Current Report on Form 8-K/A
                                                                              filed with the Securities and Exchange
                                                                              Commission on March 22, 2007

10.45          Form of Securities Purchase Agreement                          Incorporated by reference to Exhibit 10.45
                                                                              of the Company's Annual Report on Form 10-KSB
                                                                              as filed with the Securities and
                                                                              Exchange Commission on April 13, 2007

10.46          Employment agreement Cathy A. Persin effective March 1,        Incorporated by reference to Exhibit 10.2 of
               2004                                                           the Company's Current Report on Form 8-K
                                                                              filed with the Securities and Exchange
                                                                              Commission on May 1, 2007

10.47          Employment Agreement by and between Sovereign Oil, Inc.        Incorporated by reference to Exhibit 10.1 of
               and Mazen Khatib dated as of June 18, 2007                     the Company's Current Report on Form 8-K
                                                                              filed with the Securities and Exchange
                                                                              Commission on June 19, 2007

10.48          Lease Agreement between North American Refining Co.            Incorporated by reference to Exhibit 10.1 of the
               and Sovereign Oil, Inc., a wholly-owned subsidiary of          Company's Current Report on Form 8-K filed with
               Voyager Petroleum, Inc., dated April 19, 2007                  the Securities and Exchange Commission on
                                                                              April 20, 2007

10.49          Lease Agreement, dated July 13, 2007, by and between           Incorporated by reference to Exhibit 99.1 of the
               Sovereign Oil, Inc., and North American Refining Co.           Company's Current Report on Form 8-K filed with
                                                                              the Securities and Exchange Commission on
                                                                              July 18, 2007

10.50          Termination of Lease Agreement, dated April 19,2007,           Incorporated by reference to Exhibit 99.2 of the
               by and between Sovereign Oil, Inc. and North American          Company's Current Report on Form 8-K filed with
               Refining Co.                                                   the Securities and Exchange 10.50 Commission
                                                                              on July 18, 2007

10.51          First Amendment to the Purchase and Sale Agreement by          Incorporated by reference to Exhibit 10.5 of
               and between Voyager Petroleum, Inc. and Deacon                 the Company's Quarterly Report on Form 10-QSB
               Enterprises, Inc. dated April 18, 2007                         filed with the Securities and Exchange
                                                                              Commission on May 21, 2007

10.52          Second Amendment to the Purchase and Sale Agreement by         Incorporated by reference to Exhibit 10.6 of
               and between Voyager Petroleum, Inc. and Deacon                 the Company's Quarterly Report on Form 10-QSB
               Enterprises, Inc. dated May 11, 2007                           filed with the Securities and Exchange
                                                                              Commission on May 21, 2007

10.53          Third Amendment to the Purchase and Sale Agreement by          Incorporated by reference to Exhibit 99.1 of
               and between Voyager Petroleum, Inc. and Deacon                 the Company's Current Report on Form 8-K
               Enterprises, Inc. dated June 18, 2007                          filed with the Securities and Exchange
                                                                              Commission on July 20, 2007

10.54          Fourth Amendment to the Purchase and Sale Agreement by         Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed with
               Enterprises, Inc. dated July 18, 2007                          the Securities and Exchange Commission on
                                                                              July 20, 2007

10.55          Fifth Amendment to the Purchase and Sale Agreement by          Provided herewith
               and between Voyager Petroleum, Inc. and Deacon
               Enterprises, Inc. dated August 17, 2007

10.56          Sixth Amendment to the Purchase and Sale Agreement by          Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed
               Enterprises, Inc. dated August 23, 2007                        with the Securities and Exchange Commission
                                                                              on August 24, 2007

10.57          Seventh Amendment to the Purchase and Sale Agreement by        Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed
               Enterprises, Inc. dated October 29, 2007                       with the Securities and Exchange Commission
                                                                              on November 5, 2007

10.58          Eighth Amendment to the Purchase and Sale Agreement by         Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed
               Enterprises, Inc. dated December 28, 2007                      with the Securities and Exchange Commission
                                                                              on January 4, 2008

10.59          Ninth Amendment to the Purchase and Sale Agreement by          Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed
               Enterprises, Inc. dated February 18, 2008                      with the Securities and Exchange Commission
                                                                              on February 19, 2008



10.60          Extension to the Sublease, effective October 30, 2007,         Incorporated by reference to Exhibit 99.1 of the
               by and between Voyager Petroleum, Inc. and D.A. Stuart         Company's Current Report on Form 8-K filed with
                                                                              the Securities and Exchange Commission on
                                                                              November 7, 2007

10.61          Separation and Release Agreement, dated April 24, 2007,        Incorporated by reference to Exhibit 10.1 of the
               by and between Voyager Petroleum, Inc. and Jefferson           Company's Current Report on Form 8-K filed with
               Stanley                                                        the Securities and Exchange Commission on May 1, 2007

10.62          Investor Relations Service Agreement between Voyager           Incorporated by reference to Exhibit 10.10 of the
               Petroleum, Inc. and Prominence Media Corporation dated         Company's Quarterly Report on Form 10-QSB
               May 15, 2007                                                   filed with the Securities and Exchange
                                                                              Commission on May 21, 2007

10.63          Agreement to Terminate Investors Relations Service             Incorporated by reference to Exhibit 99.1 of
               Agreement and Release, dated February 14, 2008, by and         the Company's Current Report on Form 8-K
               between Voyager Petroleum, Inc. and Prominence Media           filed with the Securities and Exchange
               Corporation                                                    Commission on February 21, 2007

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

21.0           Subsidiaries of the Company                                    Incorporated by reference to Exhibit 21 of the
                                                                              Company's Annual Report on Form 10-KSB filed
                                                                              with the Securities and Exchange Commission
                                                                              on April 13, 2007

31.1           Certification of Chief Financial Officer Pursuant to           Provided herewith
               Section 302 of the Sarbanes-Oxley Act

31.2           Certification of Chief Executive Officer Pursuant to           Provided herewith
               Section 302 of the Sarbanes-Oxley Act

32.1           Certification of the Chief Executive Officer Pursuant          Provided herewith
               to Section 906 of the Sarbanes-Oxley Act

32.2           Certification of the Chief Financial Officer Pursuant          Provided herewith
               to Section 906 of the Sarbanes-Oxley Act


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two fiscal years for the professional services performed for the Company.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $74,829 and $50,288, respectively, for the years ended December 31, 2007 and December 31, 2006.

AUDIT RELATED FEES

None.

TAX FEES

The fee billed for professional services rendered by our principal accountants for the preparation of our federal tax return for the year ended December 31, 2006 was $3,780.00. The Company filed for an extension for the year ended December 31, 2007.

ALL OTHER FEES

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VOYAGER PETROLEUM, INC. AND SUBSIDIARIES

DATED: April 15, 2008

BY: /S/ SEBASTIEN C. DUFORT
---------------------------------
SEBASTIEN C. DUFORT,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)



DATED: April 15, 2008

BY: /S/ CATHY A. PERSIN
---------------------------------
CATHY A. PERSIN
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)