Form 10-Q
period 2008-03-31
Voyager Petroleum, Inc.
filed 2008-05-20
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

                                       OR

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-32737

                             VOYAGER PETROLEUM, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                            88-0492272
-------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  123 East Ogden Avenue - Suite 102A
          Hinsdale, IL                                                  60521
----------------------------------------                              ---------
(Address of principal executive offices)                              (Zip code)

                    Issuer's telephone number: (630) 325-7130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                  Accelerated filer [_]

Non-accelerated filer [_]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2008, there were 159,681,874 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                                1
Item 2.    Management's Discussion and Analysis or Plan of Operation          16
Item 3.    Quantitative and Qualitative Market Risk                           19
Item 4T.   Controls and Procedures                                            19

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  21
Item 1A.   Risk Factors                                                       21
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        21
Item 3.    Defaults Upon Senior Securities                                    21
Item 4.    Submission of Matters to a Vote of Security Holders                21
Item 5.    Other Information                                                  21
Item 6.    Exhibits                                                           21

SIGNATURES                                                                    23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2008


                                   VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                 December 31,
                                                                                                     2007
                                                                                 March 31, 2008   (Restated)
                                                                                 ------------    ------------
                                     ASSETS
Current Assets:
Cash                                                                             $     89,280    $     14,976
Accounts Receivable                                                                        --          25,433
Other Receivables                                                                       1,629           1,604
Inventory                                                                             102,988          83,918
Prepaid Expenses                                                                       26,688          29,993
Prepaid Consulting Agreements                                                           7,459         279,415
Other Current Assets                                                                    7,136              --
                                                                                 ------------    ------------
           Total Current Assets                                                       235,180         435,339

Property and Equipment, net of accumulated depreciation of $25,246 and $16,335
  at March 31, 2008 and December 31, 2007, respectively                               592,031         402,974
Deposits                                                                               55,915          46,614
Deferred Financing Costs, net of accumulated amortization of $126,054 and
  $109,212, at March 31, 2008 and December 31, 2007, respectively                      92,627          52,853
Patents, net of accumulated amortization of $644,886 and $617,090, at
  March 31, 2008 and December 31, 2007, respectively                                  454,011         481,807
Trademarks                                                                              5,000           5,000
                                                                                 ------------    ------------
           Total Assets                                                          $  1,434,764    $  1,424,587
                                                                                 ============    ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts Payable                                                                 $    739,302    $    657,238
Accrued Expenses                                                                    1,140,322       1,021,842
Accrued Interest                                                                      127,265         118,522
Lease Liability, current portion                                                       72,000          31,800
Notes Payable, current portion                                                        603,663         464,141
                                                                                 ------------    ------------
Total Current Liabilities                                                           2,682,552
                                                                                                    2,293,543

Long Term Note Payable                                                                     --          93,600
Long Term Lease Liability                                                             199,350              --
                                                                                 ------------    ------------
Total Long Term Liabilities                                                           199,350          93,600
                                                                                 ------------    ------------
            Total Liabilities                                                       2,881,902       2,387,143

Commitments and Contingencies                                                              --              --

Stockholders' (Deficit):
Preferred Stock Series A, par value $.001, 5,000,000 shares authorized,
  500,000 shares and 500,000 shares issued and outstanding at
  March 31, 2008 and December 31, 2007, respectively                                      500             500
Common Stock, par value $.001, 200,000,000 shares authorized,
  142,793,719 and 134,727,162 shares issued and outstanding at
  March 31, 2008 and December 31, 2007, respectively                                  142,794         134,727
Subscribed common stock                                                               176,985          99,990
Additional paid in capital                                                         11,663,062      11,696,666
Deficit accumulated during development stage                                      (13,430,479)    (12,894,439)
                                                                                 ------------    ------------
Total Stockholders' (Deficit)                                                      (1,447,138)       (962,556)
                                                                                 ------------    ------------
            Total Liabilities and Stockholders' (Deficit)                        $  1,434,764    $  1,424,587
                                                                                 ============    ============


                 See accompanying Notes to these Condensed Consolidated Financial Statements.

                                                      2





                                VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (A DEVELOPMENT STAGE COMPANY)
                                              (UNAUDITED)


                                                                                        From inception
                                                                                        (June 28, 2002)
                                                                                              to
                                                                                        March 31, 2008
                                                      March 31, 2008   March 31, 2007     (Restated)
                                                       -------------    -------------    -------------
Revenues:
  Sales                                                $          --    $      48,960    $     702,826
  Cost of goods sold                                           3,647           36,000          687,589
                                                       -------------    -------------    -------------
Gross profit                                                  (3,647)          12,960           15,237

Operating, general and administrative expenses:
  Payroll                                                    116,851          242,701        3,200,436
  Professional fees                                          248,598          342,947        2,980,127
  Impairment charges related to intangible assets                 --               --          135,275
  Option and warrant expense                                      --               --        1,849,769
  Other operating, general and administrative expense         140,717          140,384        2,962,985
                                                       -------------    -------------    -------------
                                                             506,166          726,032       11,128,592

Operating loss                                              (509,813)        (713,072)     (11,113,355)

Non-operating income (expense):
  Interest expense                                           (26,505)         (42,390)      (2,501,084)
  Interest income                                                278               --              278
  Gain on cancellation of financing fees                          --               --          172,044
  Gain on sale of equipment                                       --               --           26,564
  Loss on abandonment of assets                                   --               --          (10,663)
  Warrant expense for financing costs                                                           (4,263)
                                                       -------------    -------------    -------------
                                                             (26,227)         (42,390)      (2,317,124)
                                                       -------------    -------------    -------------
Net loss                                               $    (536,040)   $    (755,462)   $ (13,430,479)
                                                       =============    =============    =============

Loss per share (basic and diluted)                     $       (0.00)   $       (0.01)
                                                       =============    =============

Weighted average number of shares outstanding            137,912,772       76,653,080
                                                       =============    =============


              See accompanying Notes to these Condensed Consolidated Financial Statements.

                                                   3





                                   VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                                From inception
                                                                                                (June 28, 2002)
                                                                                                      to
                                                                                                March 31, 2008
                                                                March 31, 2008  March 31, 2007    (Restated)
                                                                 ------------    ------------    ------------
Cash Flows from Operating Activities:
     Net Loss                                                    $   (536,040)   $   (755,462)   $(13,430,479)

     Adjustments to reconcile net loss to
        net cash used by operating activities:
        Deferred financing costs                                       14,069              --          75,851
        Depreciation and amortization                                  36,707          54,816         986,570
        Impairment charges related to intangible assets                    --              --         136,408
        Loss on asset abandonment                                          --              --           9,530
        Imputed interest                                                   --              --          23,428
        Issuance of common stock for services and payroll              46,457         169,744       2,279,968
        Issuance of options and warrants for services and fees             --         215,066       2,391,668
        Issuance of common stock for financing                             --              --          40,638
        Intrinsic value of beneficial conversion feature                   --              --       1,580,445
        Conversion of notes payable and debentures into stock              --              --         105,126
        Issuance of common stock for accrued interest                      --              --          13,601
        Issuance of notes as payment for accrued interest                  --              --          99,205
        Gain on sale of assets                                             --              --           7,046
        Notes payable- short term                                          --         233,305              --
        Loans payable- long term                                           --        (405,183)             --
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                     25,433         (16,752)             --
        (Increase) decrease in inventories                            (19,070)           (432)       (102,988)
        (Increase) decrease in expense advance                             --          48,543              --
        (Increase) decrease in other receivables                          (25)             --          (1,629)
        Decrease (increase) in prepaid expenses                       125,262              --         286,285
        (Increase) decrease in prepaid consulting expenses             (7,136)         66,054          (7,136)
        (Increase) decrease in deposits                                (9,301)        (38,062)        (29,316)
        (Increase) decrease in bank overdraft                              --          (7,124)          7,124
        (Increase) decrease in domain name                                 --           8,867              --
        Increase (decrease) in accounts payable                       158,860         (30,703)        855,927
        Increase (decrease) in accrued expenses                        95,479         (43,677)        402,420
        Increase (decrease) in accrued interest                         8,743           7,971         804,162
                                                                 ------------    ------------    ------------
           Net cash used in operating                                 (60,562)       (493,029)     (3,466,146)
           activities

Cash flows used in Investing Activities:
          Acquisition of fixed assets                                (174,968)             --        (522,410)
          Sale of fixed assets                                             --              --          16,718
          Acquisition of patents                                           --              --        (465,922)
          Sale of domain name                                              --              --           8,867
          Tradenames                                                       --              --          (5,000)
          Acquisition of domain name                                       --              --         (10,000)
                                                                 ------------    ------------    ------------
             Net cash used in investing activities                   (174,968)             --        (977,747)



                 See accompanying Notes to these Condensed Consolidated Financial Statements.


                                                      4






                                     VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (CONTINUED)
                                                   (UNAUDITED)

                                                                                                   From inception
                                                                                                   (June 28, 2002)
                                                                                                         to
                                                                         March 31,     March 31,    March 31, 2008
                                                                           2008          2007         (Restated)
                                                                       -----------    -----------    -----------
Cash flows provided by Financing Activities:
     Cancellation of financing fees                                             --             --       (172,044)
     Recapitalization                                                           --             --        (33,804)
     Conversion of notes to common stock                                        --        233,530     (1,446,093)
     Issuance of common stock for cash                                          --        257,108      2,512,934
     Deferred financing costs                                                1,757             --        (43,842)
     Subscribed common stock                                                77,000          4,783        176,990
     Proceeds from notes payable                                           265,043             --      4,093,828
     Payments for notes payable                                            (33,966)            --       (554,796)
                                                                       -----------    -----------    -----------
         Net cash provided by financing                                    309,834        495,421      4,533,173

Net increase (decrease) in cash                                             74,304          2,392         89,280
Cash, beginning of year                                                     14,976             --             --
                                                                       -----------    -----------    -----------
Cash, end of year                                                      $    89,280    $     2,392    $    89,280
                                                                       ===========    ===========    ===========

Cash paid for:
     Interest                                                          $        --    $        --    $    36,686
     Income Taxes                                                      $        --    $        --    $        --

Supplemental schedule of non-cash Investing and Financing Activities
      Issuance of Voyager One, Inc. common stock                       $        --    $        --    $   (33,804)
      Issuance of 3,073,000 shares of common stock for patents         $        --    $        --    $   768,250
      Cancellation of debentures issued for financing fees             $        --    $        --    $  (750,000)
      Issuance of convertible debentures for financing fees            $        --    $        --    $   870,000
      Issuance of common stock for exercise of options                 $        --    $        --    $   100,000
      Issuance of common stock for financing fees                      $        --    $        --    $    38,208
      Salary prepaid with stock                                        $        --    $        --    $     7,821
      Issuance of common stock for notes, debentures,
        accrued interest and accounts payable                          $    78,000    $   233,530    $ 2,588,461
      Issuance of note payable for deposit                             $        --    $        --    $    35,000
      Preferred shares converted to common stock                       $        --    $        --    $       500
      Purchase of fixed asset and capitalization of deferred
        financing fees through capital lease                           $    55,600    $        --    $   181,000
      Purchase of fixed asset through debt                             $    23,000    $        --    $    23,000
      Reclassification of accounts payable to notes or lease payable   $    76,795    $        --    $   127,469
      Reclassification of accrued interest to notes payable            $        --    $        --    $     4,086
      Cancellation of common stock for prepaid consulting              $   150,000    $        --    $   150,000

                   See accompanying Notes to these Condensed Consolidated Financial Statements

                                                        5

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Voyager Petroleum, Inc. ("Voyager Petroleum" or "Company"), was incorporated under the laws of the state of Nevada in April, 2000. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 as may be amended. Significant accounting policies disclosed therein have not changed except as noted below in Note 2.

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

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Petroleum, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Company's subsidiaries include Silicon Film Technologies, Inc., ("Silicon") an Illinois corporation, formed on June 28, 2002; Sovereign Oil, Inc., ("Sovereign") a Nevada corporation, formed on March 23, 2007; Monarch Petroleum, Inc., ("Monarch") a Michigan corporation, formed on May 4, 2007, and 600 South Deacon LLC, ("Deacon") a Michigan corporation formed on May 4, 2007.

The Company has two segments of business, one in film technology, and the other in gas and oil. Silicon Film has developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images. On September 22, 2006, Voyager entered into a contractual agreement with Applied Color Science (ACS) so that ACS can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. ACS has made progress in developing a device that combines the strength of Silicon's optic designs of SLR cameras in its electronic film concept together with ACS's high definition video platform which will support a variety of image sensors. It is intended that the device will be able to take high resolution still and video images. The contractual agreement initially terminated in March 2007, but has twice been extended and currently expires on October 8, 2008.

The Company's oil and gas segment consists of Sovereign, Monarch, and Deacon. The Company's focus is to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket. It also intends to acquire reputable middle market petroleum-based lubricant companies that process, blend package, and distribute private label motor oil and related products as well as acquire facilities to conduct like operations.

GOING CONCERN

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplate the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception, sustained losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

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

NOTE 2. CORRECTION OF ERRORS

The Company will restate it's previously issued December 31, 2007 financial statements for matters related to the following previously reported items: The Company discovered in the first quarter of 2008 that option and warrant expenses of $537,637 were overstated due to expenses associated with cash sales of common stock. In addition, the inventory account was understated by $7,472. The following is a summary of the restatements for December 31, 2007 to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

This change has increased the reported Earnings Per Share price at December 31, 2007 by $0.01.

Balance Sheet as of December 31, 2007

                                                   Previously
                                                    Reported         Restated
                                                   ------------    ------------
ASSETS

Inventory Asset                                          76,446          83,918
                                                   ------------    ------------
Total Current Assets                                    427,867         435,339
                                                   ------------    ------------
Total Assets                                       $  1,417,115    $  1,424,587
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Total Liabilities                                     2,387,143       2,387,143

Additional paid in capital                           12,234,303      11,696,666
Deficit accumulated during development stage        (13,439,548)    (12,894,439)
                                                   ------------    ------------
Total Stockholders' (Deficit)                          (970,028)       (962,556)
                                                   ------------    ------------
Total Liabilities and Stockholders' (Deficit)      $  1,417,115    $  1,424,587
                                                   ============    ============

Statement of Operations for the fiscal year Ended December 31, 2007

                                                  Previously
                                                   Reported         Restated
                                                 -------------    -------------
Revenue:
Sales                                            $     682,498    $     682,498
Cost of goods sold                                    (672,989)        (665,517)
                                                 -------------    -------------
Gross profit                                             9,509           16,981

Operating, general and administrative expenses:
Total operating expense                              5,144,740        4,602,840

Operating loss                                      (5,135,231)      (4,585,859)

Non-operating income (expense):                        (90,603)         (94,866)
                                                 -------------    -------------
Net loss                                         $  (5,225,834)   $  (4,680,725)
                                                 =============    =============

Loss per share (basic and diluted)               $       (0.05)   $       (0.04)
                                                 =============    =============

Weighted average number of shares outstanding
 (basic and diluted)                               107,473,972      107,473,972
                                                 =============    =============

NOTE 3. CRITICAL ACCOUNTING POLICIES

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

Stock Based Compensation
------------------------
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment." Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations," as permitted by FASB Statement No. 123, "Accounting for Stock Based Compensation." In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Reclassifications
-----------------
Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

Fair Value Accounting
---------------------
In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

         Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

         Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

         Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As of March 31, 2008, the Company has no financial assets or liabilities.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4. PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation consists of the following at March 31,

                                                       2008            2007
                                                   ------------    ------------
Facility Equipment                                 $    396,524    $         --
Trucks                                                   32,974              --
Office Equipment                                          3,875              --
Software                                                  4,310
Construction in progress                                179,594              --
                                                   ------------    ------------
                                                        617,277              --
Accumulated Depreciation                                (25,246)             --
                                                   ------------    ------------
   Total Property and Equipment                    $    592,031    $         --
                                                   ============    ============

The Company entered into an asset purchase agreement with Quest Manufacturing, Inc., an entity controlled by the Company's then CEO, effective October 19, 2005, for the sale of furniture and equipment in the amount of $48,231 payable in one lump sum. An addendum to the agreement postponed the effective date to February 7, 2006 upon Quest's payment of $16,718 and provided that the remaining balance of $31,513 was due by May 31, 2006. On March 31, 2006, the outstanding principal of a note due to Quest dated December 31, 2005 was offset by the balance due. The Company recorded a $26,566 gain in connection with this transaction. The Construction in progress of $179,594 are costs related to the ongoing startup activities at our processing facility in Detroit, Michigan.

NOTE 5. PREPAID EXPENSES

In the first three months of 2008, the Company's prepaid consulting agreements decreased significantly ($271,686) due to the early termination of a consulting agreement between the Company and Prominence Media Corporation (the "Consultant") on February 15, 2008. This resulted in the cancellation of 1,000,000 shares of common stock at $0.15 per share for a value of $150,000 and 1,000,000 warrants to purchase our common stock at an exercise price of $0.15 per share. In addition the Company incurred amortization expense of $121,686 for the first three months of 2008.

NOTE 6. DEFERRED FINANCING COSTS

On January 18, 2008, the Company entered into a three year term Equipment Lease Agreement with BLN Capital Funding. The Company has the option to purchase the equipment for $40,000 at the end of the lease. A commitment fee of $40,000 and imputed interest of $15,600 is being deferred and expensed over the three-year term of the Equipment Lease Agreement.

The components of the deferred financing costs are as follows at:

                                                     March 31,     December 31,
                                                       2008            2007
                                                   ------------    ------------

Deferred financing costs                           $    218,681    $    162,065
Accumulated amortization of fees                       (126,054)       (109,212)
                                                   ------------    ------------
                                                   $     92,627    $     52,853
                                                   ============    ============

NOTE 7. PATENT PURCHASE

As of March 31, 2008, the Company has four issued United States patents and one issued foreign patent applying to the electronic film system (EFS)and generally related to attributes of the EFS. The Company paid $1,234,172 for patents which are being amortized over their expected remaining life. Three of the five patents expire on May 7, 2011, one on July 14, 2020, and the last on July 27, 2019. Amortization expense charged to operations was $27,796 for the three months ended March 31, 2008 and 2007.

The balance is:

                                                    March 31,      December 31,
                                                      2008             2007
                                                   ------------    ------------
Patents                                            $  1,098,897    $  1,098,897
Accumulated amortization                               (644,886)       (617,090)
                                                   ------------    ------------
                                                   $    454,011    $    481,807
                                                   ============    ============

The Company has received an offer to use the technology covered by these patents by a third party who is developing a product based on this technology. Once the product has been placed on the market, revenues from this source will completely recover the cost of these assets. As a result, Management does not believe that an impairment currently exists on these assets.

NOTE 8. LEASE LIABILITY

On December 5, 2007, Monarch Petroleum, Inc. ("Lessee"), the Company's wholly-owned subsidiary, entered into an Equipment Lease Agreement ("Agreement") with BLN Capital Funding, LLC ("Lessor"), an independent third party. The equipment will be used in the operations of the Company's Detroit facility. The terms of the Agreement require thirty six payments of $2,650 per month. In addition, the Company paid a commitment fee of $15,000 which is being amortized over the life of the lease. The Agreement expires November 5, 2010. Upon successful completion of the terms, the Lessee shall have the right to purchase all of the equipment for $30,000. We expect to purchase the equipment at the end of the lease and have included the $30,000 buyout in long term lease liability in accordance with SFAS 13, "Accounting for Leases."

On January 18, 2008, Monarch Petroleum, Inc. ("Lessee"), a wholly-owned subsidiary, entered into a second Equipment Lease Agreement ("Agreement") with BLN Capital Funding, LLC ("Lessor"), an independent third party. The equipment will also be used in the operations of the Company's Detroit facility. The terms of the Agreement require thirty six payments of $3,350 per month. The Agreement will expire January 18, 2011. Upon successful completion of the terms, the Lessee shall have the right to purchase all of the equipment for $40,000 and has amortized this over the life of the lease. We expect to purchase the equipment at the end of the lease and have included the $40,000 buyout in long term lease liability in accordance with SFAS 13, "Accounting for Leases."

Expenses related to these capital leases for the 3 months ended 03/31/2008 were $18,000.

NOTE 9. CONVERTIBLE DEBENTURES

In May 2004, the Company entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of December 31, 2006, the Company received gross proceeds of $1,100,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the initial bid price of the common stock as submitted by a market maker and approved by the Financial Industry Regulatory Authority (FINRA) or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of the Company's outstanding common stock.

At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 150% of the initial bid price of the common stock as submitted by a market maker and approved by the FINRA or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

The convertible debentures are secured by all of the Company's assets. Prior to maturity, the Company has the option to redeem a portion or all of the outstanding debentures at a price of 150% of the amount redeemed plus accrued interest. In the event the debentures are redeemed, then the Company will issue to the holder a warrant to purchase 50,000 shares for every $100,000 redeemed. The warrant is exercisable for two years and has an exercise price equal to 150% of the lowest initial bid price of the Company's common stock as submitted by a market maker and approved by FINRA.

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

Conversion of Debt to Equity and Debt Redemption:

The following principal amount was converted of the Cornell Capital debenture dated May 25, 2005 in the original principal amount of $350,000:

               Principal   Interest    Principal     Interest      Number        Conversion
               Amount      Amount      Amount        Amount        of            Price
 Date          Converted   Converted   Redeemed(A)   Redeemed      Shares(B)     Per Share(C)
-----------    ---------   ---------   -----------   -----------   -----------   -----------
07/09/07       $  93,206   $      --   $        --   $        --     1,962,232   $    0.0475
08/30/07       $ 147,587   $      --   $        --   $        --     4,216,771   $    0.0350
12/17/07       $  65,295   $      --   $        --   $        --     3,264,737   $    0.0200
02/26/08       $  43,912   $      --   $        --   $        --     3,992,058   $    0.0110
               ---------   ---------   -----------   -----------   -----------
               $ 350,000   $      --   $        --   $        --    13,435,798
               =========   =========   ===========   ===========   ===========

The following principal amount was converted of the Cornell Capital debenture dated October 11, 2005 in the original principal amount of $100,000:

               Principal   Interest    Principal     Interest      Number        Conversion
               Amount      Amount      Amount        Amount        of            Price
 Date          Converted   Converted   Redeemed(A)   Redeemed      Shares(B)     Per Share(C)
-----------    ---------   ---------   -----------   -----------   -----------   -----------

02/26/08       $  17,317   $      --   $        --   $        --     1,574,305   $     0.011
               ---------   ---------   -----------   -----------   -----------
               $  17,317   $      --   $        --   $        --     1,574,305
               =========   =========   ===========   ===========   ===========

(A) Redemption amount equal to 150% of amount redeemed plus accrued interest.
(B) These shares have a restriction date of May 25, 2005 and were not registered with the Securities and Exchange Commission.
(C) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

As of March 31, 2008 the Cornell Capital debentures had an outstanding principal and accrued interest of $166,679. Of this amount, $30,677 represents interest of five debentures which matured on March 8, 2008 which has not been paid as of the date of this filing. The principal of these matured debentures has been previously converted.


                                       10






The following principal amounts were converted of the Trey Resources' debenture dated March 8, 2005 in the original principal amount of $62,500:

               Principal   Interest    Principal     Interest      Number        Conversion
               Amount      Amount      Amount        Amount        of            Price
 Date          Converted   Converted   Redeemed(A)   Redeemed      Shares(B)     Per Share(C)
-----------    ---------   ---------   -----------   -----------   -----------   -----------
08/30/07       $  21,089   $      --   $        --   $        --       602,543   $    0.0350
12/17/07       $  17,883   $      --   $        --   $        --       894,163   $    0.0200
02/26/08       $  16,770   $      --   $        --   $        --     1,524,545   $    0.0110
               ---------   ---------   -----------   -----------   -----------
Total          $  55,742   $      --   $        --   $        --     3,021,251
               =========   =========   ===========   ===========   ===========

(A)   Redemption amount equal to 150% of amount redeemed plus accrued interest.

(B) These shares have a restriction date of November 22, 2004 and were not registered with the Securities and Exchange Commission.

(C) Based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

As of March 31, 2008, the Trey Resources' debentures had an outstanding principal and accrued interest of $42,940. All of the Trey Resources' debentures matured on March 8, 2008 and have not been paid as of the date of this filing.

NOTE 10. NOTES PAYABLE

The notes payable balance consists of the following:

                                                                                   March 31,        December 31,
                                                                                     2008              2007
                                                                                  -----------       -----------
10% note payable to P. Byrne, principal and interest due April 14,
2008. A commitment fee of $2,250 was payable upon execution.
Result of a renegotiated note dated August 15, 2006 in the original
principal amount of $35,000. Interest was reduced from 12% on                      $   23,647       $   23,647

18% note payable to BLN Capital Funding, LLC, principal and
interest due on demand but no later than December 31, 2007.
150,000 shares of the Company's restricted common stock were issued as a commitment fee valued at $7,500 based on the closing bid price of $0.05 on the date of note and an additional 10,000 and
5,000 restricted shares were issued as consideration for second and third extensions valued at $1,700 and $275, respectively.  No extension
has been granted as of the date of this filing.                                        35,000           35,000

10% note payable to Haggerty, principal and interest due April 14, 2008.
Commitment fee of $2,459 and interest of $41 payable as 100,000 shares of common stock within five days of execution based on the closing bid price of $0.025 on the trading date prior to the note date of February 3,
2007. Renegotiated note dated January 15, 2008 in the original principal amount of $20,000. Commitment fee of $5,659 and interest of $41 was payable as 100,000 shares of common stock within thirty days of execution based on the closing bid price of $0.057 on January 18, 2007. Principal of
$5,000 was converted on June 7, 2007 into 41,667 shares of common stock pursuant to a conversion agreement. 41,667 warrants to purchase shares of restricted common stock at an exercise price of $0.20 for three years were granted upon third extension executed in August, 2007 and 9,000 shares of restricted common stock were issued for fourth extension executed in
August, 2007 but effective as of June 22, 2007. The interest rate was
increased from 5% on January 15, 2008.                                                 13,197           13,197

7.5% note payable to Tyson, principal and interest due December 14, 2008 convertible at Company's option into restricted shares of common stock
at $0.04 per share.                                                                   108,000          108,000

5% note payable to Khatib, principal and interest due June 26, 2008.                    5,000            5,000

10% note payable to Hackett, principal and interest due May 15, 2008.
A commitment fee of 10,000 restricted shares of common stock valued at $640 based on the closing bid price of $0.064 on October 12, 2007 were issued on
November 15, 2007.  Interest of $229 was paid in 2007. Principal and interest of $5,684.35 was paid in 2008.  Interest was reduced from 18% on
February 15, 2008.                                                                     10,684           15,000


                                       11





5% debentures payable to Cornell Capital, principal and interest due May 25,
2008 convertible into shares of common stock at price equal to lesser of (i) 150%
of the initial bid price of the common stock as submitted by a market maker and approved by the Financial Industry Regulatory Authority  or (ii) 50% of the
lowest closing bid price for the five trading days immediately preceding the
conversion date.                                                                           --           43,913

5% debentures payable to Cornell Capital, principal and interest due October 11,
2008 convertible into shares of common stock at price equal to lesser of (i) 150%
of the initial bid price of the common stock as submitted by a market maker and approved by the Financial Industry Regulatory Authority or (ii) 50% of the
lowest closing bid price for the five trading days immediately preceding the
conversion date.                                                                       82,683          100,000

5% debentures payable to Trey Resources, Inc., principal and interest due
March 8, 2008 convertible into shares of common stock at price equal to lesser of (i) 150% of the initial bid price as submitted by a market maker and approved by the Financial Industry Regulatory Authority or (ii) 50%
of the lowest closing bid price for the five trading days immediately preceding the conversion date.  These debentures have not been paid as of the date of
this filing.                                                                           10,452           27,222

9% note payable to THI, Inc., principal and interest to be paid in monthly payments of $20,000 commencing April 15, 2008 until retired. The principal was increased on January 15, 2008 by $26,838, February 8, 2008 by $30,000,
February 15, 2008 by $25,000 and on March 1, 2008 by $25,000.  Interest was
increased from 8% on January 15, 2008.                                                200,000           93,162

10% note payable to Biscan, principal and interest due on August 20, 2008.             25,000               --

10% note payable to Mochel, principal and interest due on September 13, 2008.          36,000               --

7.5% note payable to Tyson, principal and interest due on December 14, 2008 convertible at Company's option into restricted shares of common stock at
$0.02 per share.                                                                       54,000               --
                                                                                 ------------      -----------
                                                                                 $    603,663      $   464,141
                                                                                 ============      ===========

NOTE 11. OPTIONS AND WARRANTS

The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of $0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of $0.001.

As of March 31, 2008 we have issued warrants in 2008 as follow:

o 1,000,000 warrants granted March 18, 2008 with a term of 30 months, an exercise price of $0.05; granted in connection with the purchase of common stock.

o 750,000 warrants granted March 19, 2008 with a term of 30 months, an exercise price of $0.05; granted in connection with the purchase of common stock.

As of March 31, 2008 the following warrants have been exercised:

o 1,500,000 warrants exercised on March 31, 2008 at an exercise price of $0.02 or $30,000. The shares were issued on April 2, 2008.

NOTE 12. COMMITMENTS

On April 19, 2007, Sovereign entered into a lease agreement with North American Refining Co. ("North American Refining"), an independent third party and a Delaware corporation, located in McCook, Illinois. North American Refining is a local blending facility with bottling capabilities. Sovereign leased the blending facility for a ninety-day trial period which was to be used to blend and dry reclaimed used oil for use in lubricant oil products which is sold to the automotive and industrial after-markets. We also had access to a loading dock, up to twenty storage tanks and associated equipment. The total lease price is $10.00 for the ninety-day lease period with blending and drying fees at $0.15 per gallon which were payable monthly on the tenth day following the last day of each month for the previous month's activity. North American had the right to terminate the agreement within fifteen days written notice. The agreement was terminated on July 12, 2007 and a similar agreement was entered into on July 13, 2007 and ended on January 13, 2008.

NOTE 13. CAPITAL STOCK

The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001.

As of March 31, 2008 and March 31, 2007, there were 142,793,719 and 85,522,244 shares of Common Stock outstanding, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting.

500,000 and 1,000,000 shares of Series A Preferred Stock were outstanding at March 31, 2008 and March 31, 2007, respectively. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. 500,000 shares of Series A Preferred Stock were converted into 500,000 shares of common stock in May, 2007. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

The holders of Common and Series A Preferred Stock vote together as a single class.

As of March 31, 2008, the Company received an additional $77,000 for a total of $176,985 for sales of securities not yet issued.

CANCELLATION OF SHARES

On February 14, 2008, the Company and Prominence Media Corporation (the "Consultant") entered into an Agreement to Terminate Investors Relations Service Agreement and Release, effective February 15, 2008 (the "Termination Agreement"). Pursuant to the terms of the Termination Agreement, the Company and Consultant terminated their existing Investor Relations Service Agreement, dated May 15, 2007 which was to expire on May 15, 2008. In consideration for the termination of the original agreement between the parties, the Consultant agreed to return (i) 1,000,000 shares of the Company's common stock which were originally valued at $150,000 and (ii) a three-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.15 per share. The shares were returned and cancelled on March 20, 2008.

NOTE 14. COST OF GOODS SOLD

The costs associated with goods sold decreased due to limited activity, resulting in a gross loss of $3,647 for the three months ended March 31, 2008. This is mainly due to an inventory adjustment of $9,426 offset by a credit of $6,873 from a vendor upon the return of inventory.

NOTE 15.  SEGMENT INFORMATION

The Company has two reportable segments: Gas and Oil, and Film Technologies.

The Company's reportable segments are strategic business units that offer different products and services. Silicon Film has developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images. On September 22, 2006, Silicon Film entered into a contractual agreement with Applied Color Science (ACS) so that ACS can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. ACS has made progress in developing a device that combines the strength of Silicon's optic designs of SLR cameras in its electronic film concept together with ACS's high definition video platform which will support a variety of image sensors. It is intended that the device will be able to take high resolution still and video images. The contractual agreement initially terminated in March, 2007, but has twice been extended and currently expires on October 8, 2008.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

                        Segment Footnote                          Film           Oil            Total
                                                               -----------    -----------    -----------
Gross profit from external customers                           $        --    $    (3,647)   $    (3,647)
Internal revenues                                                       --             --             --
Other operating, general and administrative expense                     --        112,633        112,633
Depreciation & Amortization                                         27,796          8,487         36,283
                                                               -----------    -----------    -----------

  Segment Operating Loss                                           (27,796)      (124,767)      (152,563)
                                                               ===========    ===========    ===========

Reconciliation:
Total revenues for reportable segments                         $    (3,647)
Other revenues                                                          --
Elimination of intersegment revenues                                    --
                                                               -----------
  Total Consolidated Revenues                                  $    (3,647)
                                                               ===========


Total profit or loss from reportable segments                  $  (152,563)
Elimination of intersegment profits                                     --
Unallocated amounts:                                                    --
Corporate expenses                                                (357,250)
                                                               -----------
  Operating Loss                                               $  (509,813)
                                                               ===========

Assets
Total assets for reportable segments                           $   714,100
Intercompany receivables in assets above                            (6,000)
Other assets                                                       726,664
Other unallocated amounts                                               --
                                                               -----------
  Consolidated Total Assets                                    $ 1,434,764
                                                               ===========

                                       14

NOTE 16.  SUBSEQUENT EVENTS

On April 1, 2008, the Company issued 200,000 shares of restricted common stock to an unaffiliated third party for accounting and consulting services rendered during the month of March, 2008 at $0.025 per share pursuant to a consulting agreement dated January 28, 2008 for a total of $5,000.

On April 8, 2008, the Company issued an unsecured 0% $4,000 note payable to Cathy A. Persin, our Chief Financial Officer, with a maturity date of April 16, 2008 which was retired.

In April, 2008, the Company sold 3,183,334 shares of restricted common stock to unaffiliated third parties pursuant to the terms of securities purchase agreements at $0.02 per share for a total purchase price of $63,667. Pursuant to the terms of these securities purchase agreements, the Company granted warrants to the buyers upon the receipt of funds to purchase up to the same amount of shares purchased of restricted common stock of the Company at an exercise price of $0.05 per share which are exercisable from the date the funds are received for a period of 30 months thereafter.

In April, 2008, the Company issued 2,969,494 shares of restricted common stock to warrant holders upon exercise of warrants at $0.02 per share. These warrants were originally issued at an exercise price of $0.12 per share in a private round of financing between June 14, 2007 and August 16, 2007. On March 25, 2008, the Company offered to exercise the warrants at a reduced exercise price of $0.02 per share provided a written election was returned to the Company by April 5, 2008. Five out of ten warrant holders elected to exercise their warrants for a total of $59,390. On April 2, 2008, P. Byrne offset $13,310 of this amount against the principal of a note payable dated March 19, 2007.

The Company entered into a Purchase and Sale Agreement ("Agreement"), effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a processing facility located in Detroit, Michigan. The property was bought by 600 S. Deacon, LLC, our wholly-owned subsidiary. In addition to customary closing conditions, Voyager was obligated to obtain, at its own cost, a category S baseline environmental assessment ("BEA"), which it filed with the Michigan Department of Environmental Quality in May, 2007.

The purchase of the Detroit processing facility closed in escrow on April 4, 2008. The Company obtained 100% seller financing. Funds provided at closing were $125,000 which included a $50,000 deposit held in escrow. The remaining $600,000 was satisfied by a secured promissory note bearing a 10% interest rate per annum and mortgage dated April 4, 2008.

On April 14, 2008, the Company sold 333,334 shares of restricted common stock to unaffiliated third parties pursuant to the terms of securities purchase agreements at $0.03 per share for a total purchase price of $10,000.

Effective April 14, 2008, P. Byrne extended the maturity date of a note payable dated March 19, 2007 in the original principal amount of $23,647 from April 14, 2008 to July 1, 2008.

Effective April 14, 2008, Haggerty extended the maturity date of a note payable dated February 3, 2007 in the original principal amount of $20,000 from April 14, 2008 to July 1, 2008.

On April 22, 2008, the Company issued 400,000 shares of unrestricted common stock to an unaffiliated third party for legal services rendered at approximately $0.0234 per share for a total of $9,360.

Pursuant to a notice of conversion dated April 25, 2008, the Company issued, on April 28, 2008, 7,712,642 shares of unrestricted common stock to THI, Inc. upon conversion of $77,126 of the principal balance of a Cornell debenture dated October 11, 2005 in the original principal amount of $100,000 at $0.01 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

On April 25, 2008, the Company issued an unsecured 5% $2,000 note payable to Cathy A. Persin, our Chief Financial Officer, with a maturity date of May 23, 2008.

On April 29, 2008, the Company issued an unsecured 5% $10,000 note payable to Biscan with a maturity date of May 14, 2008. On May 14, 2008, the maturity date was extended to May 23, 2008.

On April 29, 2008, the Company issued an unsecured 5% $10,000 note payable to Cathy A. Persin, our Chief Financial Officer, with a maturity date of May 23, 2008.

On April 30, 2008, the Company, pursuant to a Conversion Agreement dated April 28, 2008, converted outstanding principal of $36,000 and interest of $454 of a promissory note dated March 13, 2008 to Mochel into 1,822,685 shares of restricted common stock at $0.02 per share.

On May 1, 2008, the Company issued 200,000 shares of restricted common stock to an unaffiliated third party for accounting and consulting services rendered during the month of April, 2008 at $0.02 per share pursuant to a consulting agreement dated January 28, 2008 for a total of $4,000.

On May 2, 2008, the Company issued 400,000 shares of unrestricted common stock to an unaffiliated third party for engineering and installation services rendered at the Detroit processing facility at $0.028 per share for a total of $11,200.

On May 6, 2008, the Company issued an unsecured 5% $22,000 note payable to Sebastien C. DuFort, our Chief Executive Officer, with a maturity date of May 23, 2008.

Effective May 15, 2008, Hackett extended the maturity date of a note payable dated October 15, 2007 in the original principal amount of $15,000 from May 15, 2008 to June 15, 2008.

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

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

OVERVIEW

In its quest to manufacture and distribute eco-friendly petroleum-based products and services to the automotive and manufacturing aftermarket, the Company intends to promote its environmentally conscious processing methods for reclaimed used oil. The Company will seek to acquire reputable middle-market petroleum-based lubricant companies that process, blend, package and distribute private label motor oil and related products as well as acquire facilities to conduct like operations. Acquisition candidates also include suppliers and distributors of these products.

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

RECENT DEVELOPMENTS

The Company entered into a Purchase and Sale Agreement ("Agreement"), effective January 19, 2007, with Deacon Enterprises, Inc., a Michigan corporation, for the purchase of a processing facility located in Detroit, Michigan. The property was bought by 600 S. Deacon, LLC, our wholly-owned subsidiary for $725,000. In addition to customary closing conditions, Voyager was obligated to obtain, at its own cost, a category S baseline environmental assessment ("BEA"), which it filed with the Michigan Department of Environmental Quality in May, 2007.

The purchase of the Detroit processing facility closed in escrow on April 4, 2008. The Company obtained 100% seller financing. Funds provided at closing were $125,000 which included a $50,000 deposit held in escrow. The remaining $600,000 was satisfied by a secured promissory note bearing a 10% interest rate per annum and mortgage dated April 4, 2008.

Analysis of Business
--------------------
The Company's recent introduction into the oil industry will allow the Company to continue its development stage operations and to concentrate its strategy toward the acquisition of middle-market companies as well as facilities that can be used to process, blend, package, and distribute petroleum-based products for the automotive and manufacturing aftermarket. We believe there is ample room for revenue producing activities in this market that have not yet been tapped.

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

Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in the three months ending March 31, 2008. An impairment loss of $135,275 was recorded for the loss of one patent on March 31, 2006.

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

The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

RESULTS OF OPERATIONS

Years ended March 31, 2008 and 2007.

                                              March 31,    March 31,
                                                2008         2007       $ Change   % Change
                                              ---------    ---------    ---------    -----
Revenues                                      $      --    $  48,960    $ (48,960)   -100%
Cost of Revenues                                  3,647       36,000       32,353      90%
                                              ---------    ---------    ---------    -----
Gross Profit                                     (3,647)      12,960      (16,607)   -128%
Operating, General and Administrative Costs     506,156      726,032     (219,866)    -30%
                                              ---------    ---------    ---------    -----
Net Operating Loss                            $(509,813)   $(713,072)   $ 203,259     -29%
                                                           =========    =========    =====

In the first quarter of 2008, we experienced a decrease in revenues of 100% or $48,960 from March 31, 2007. There were no sales of petroleum-based products due to a calculated management decision to concentrate all of its efforts and the Company's resources into the renovation of the Detroit facility and forego manufacturing out of third-party facilities. There has been no established financial history or trend that has given rise to any periodic material change.

The costs associated with goods sold decreased due to limited sales activity and an inventory adjustment of $9,426 offset by a credit of $6,873 from a vendor upon the return of inventory resulting in a gross loss of $3,647 for the three months ended March 31, 2008.

Our operating, general and administrative costs decreased by 30% or $219,866. This is primarily due to a decrease in payroll expense ($125,850) as a result of lack of in-house staff in the three months ended March 31, 2008, professional fees ($94,349), and interest expense ($15,885). Professional fees of $248,598 for the first quarter of 2008 consisted primarily of accounting and Sarbanes-Oxley consulting of $51,283, legal of $14,447 and amortization of four prepaid consulting agreements with unaffiliated third parties of $121,956. The early termination of our investor relations agreement with Prominence Media Corporation (5/15/07-2/15/08) accounted for over half ($72,951) of this figure. This contract was for services related to investor relations services and to generate stock awareness in the European community. Amortization of $4,623 related to our contract with Lisa Marie Laurenzano (1/25/07-1/25/08) who was retained to increase domestic stock awareness and to provide introductions to institutional financiers. The remaining contracts with Cumbuco Beach, Inc. (6/30/07-6/30/08) and Uptick (12/10/07-3/10/08) accounted for the remaining amortization of $7,459 and $39,923, respectively. Cumbuco was hired to raise stock awareness in the Canadian markets and to assist in structuring financing from foreign-based institutions. Uptick provides consulting for bridge financing and is to provide introductions to alternative investment strategies. As of March 31, 2008, only $7,459 remains to be amortized as a result of prepaid consulting agreements.

Manufacturing

Manufacturing of petroleum-based products was initially taking place at licensed, third-party manufacturing facilities in Illinois and Indiana in 2007. In October, 2007, the Company entered into an exclusive contract manufacturing agreement and an exclusive contract processing agreement with Oil Recycling Manufacturing/Grise/Kaminga and Oil Recycling Company/Grise, respectively, for a three-year term. Both of these companies operate out of Indiana.

Under the terms of the manufacturing agreement, the Company provides Oil Recycling Manufacturing with bulk oil, bottles, caps, labels, and cartons. The finished products are then shipped by third party carriers. As consideration for the services to be rendered, the Company issued Grise and Kaminga 100,000 shares of common stock each, valued at the closing bid price on the same date of $0.061 on October 25, 2007.

Under the terms of the processing agreement, Oil Recycling Company processes the bulk oil provided by the Company. As consideration for the services to be rendered, the Company issued Grise 200,000 shares of common stock valued at the closing bid price on the same date of $0.061.

Both Agreements may be terminated by mutual agreement of the parties. In the first quarter of 2008, management decided to concentrate all of its efforts and the Company's resources into the design of and installation of equipment into the processing area in the Detroit facility and forego manufacturing out of these third-party facilities. The Company intends to negotiate a termination of these third-party agreements in 2008.

While this resulted in no sales in the first quarter of 2008, the Company believes that its focus on one location will result in the faster development of the Detroit facility than if it split its time and resources to numerous locations. While the Company began processing on March 26, 2008, it is making adjustments as necessary and still intends to add some additional equipment to maximize speed and efficiency as well as to continue to upgrade the facility.

LIQUIDITY AND CAPITAL RESOURCES

Voyager Petroleum is accounted for as a development stage company. We are currently seeking to expand our operations and are investigating additional business opportunities and potential acquisitions. Accordingly, we will require additional capital to complete the expansion and to undertake any additional business opportunities.

During the period of the next 12 months, Voyager Petroleum needs additional capital to increase sales, to get the Detroit facility fully operational and to pursue profitable acquisitions of middle-market petroleum lubricant suppliers, manufacturers and distributors and facilities for the production of these products. There is no guarantee that we will be able to raise enough capital or generate enough revenue to sustain our operations. Voyager Petroleum is accounted for as a developmental stage company.

                                         March 31,  December 31,
                                           2008         2007       $ Change      % Change
                                        ----------   ----------   ----------    ----------
Cash                                    $   89,280   $   14,976   $   74,304         496%
Accounts Receivable                     $       --   $   25,433   $  (25,433)       -100%
Inventory                               $  102,988   $   83,918   $   19,070          23%
Accounts Payable and Accrued Expenses   $2,006,889   $1,797,602   $  209,287          12%
Notes Payables                          $  603,663   $  464,141   $  139,522          30%
Proceeds from Common Stock
  and Subscribed Common Stock           $   77,000   $  257,108   $ (180,108)        -70%


At March 31, 2008, we have current assets of $235,180 and current liabilities of $2,682,552. As a result, we have a working capital deficit of $2,447,372 at March 31, 2008. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $739,302, accrued expenses of $1,140,322, accrued interest of $127,265, current notes payable of $603,663 and lease liability of $72,000.

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

As we ceased manufacturing during the first quarter of 2008 to concentrate our efforts and resources to the renovation of the Detroit facility, our accounts receivable decreased to $0 at March 31, 2008 as compared to $25,433 at December 31, 2007. Our inventory, however, grew with the acquisition of base oils and additives from $83,918 at December 31, 2007 to $102,988 at March 31, 2008 as we began to prepare for the processing of reclaimed used oil. We intend to consummate sales in the second quarter of 2008 as we attain higher operational status at the Detroit facility.

Notes payable increased by 30% from $464,141 at December 31, 2007 to $603,663 at March 31, 2008 as a result of increased debt to sustain the operations of the Company.

Proceeds from the sale of common stock and common stock purchased but not yet issued decreased by 70% or $180,108 in the three months ended March 31, 2008 as the Company is attempting to focus on debt versus equity financing.

Cash on hand increased by 496% from $14,976 at December 31, 2007 to $89,280 at March 31, 2008. In the quarter ended March 31, 2008, we had sales of securities not yet issued of $77,000, loans by an officer of $15,000, loans by unaffiliated third parties of $221,838, receipt of payments on accounts receivable of $25,433 from the sales of motor oil and automatic transmission fluid in the fourth quarter of 2007, and receipt of payment on a receivable by an officer for stock payroll tax liability of $8,910. The proceeds were used for general corporate obligations, the payment of promissory notes, the purchase of equipment, and the purchase of raw materials.

We will continue to need additional cash during the following twelve months to satisfy current liabilities of $2,682,552, specifically, the payment of notes payable which will mature and some past due accounts payable. These needs will coincide with the cash demands resulting from our general operations and planned expansion. Management believes that the demand for its products is strong. We intend to promote our environmentally conscious methods for processing reclaimed used oil as a service to manufacturers and distributors. We will continue to sell a variety of oils, anti-freeze, and petroleum-based air fresheners. The Detroit facility, when fully operational, is anticipated to be able to meet this demand. We need the ability to purchase raw materials, primarily oil, anti-freeze and additives, as well as packaging and shipping materials once our packaging operations begin.

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

We will continue to rely upon the sale of securities, funds provided by certain officers, loans and other debt or equity financing arrangements with third parties with an emphasis on debt financing arrangements. We are actively pursuing private debt sources and as of April 4, 2008, have negotiated the close of the Detroit facility with 100% seller backed financing. Management anticipates that there will be an increase in operating expenses for the continued start-up of operations in the Detroit facility in the second quarter of 2008 and, generally, a higher level of fixed administrative expenses. But the Company also expects that these administrative expenses will remain relatively constant over time and that there will be a significant increase in sales to offset them. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions. If we are unsuccessful in obtaining additional working capital, we may need to curtail operations which may result in a lower stock price or cause us to cease operations altogether.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2008, the Company issued 833,334 shares of restricted common stock to Cathy A. Persin for back payroll valued at $0.03 per share based on the closing bid price on January 17, 2008 for a total of $25,000.

On February 29, 2008, the Company issued, pursuant to a conversion notice dated February 26, 2008, 3,992,058 shares of unrestricted common stock to THI, Inc. upon conversion of $43,913 of the principal balance of a Cornell debenture dated May 25, 2005 in the original principal amount of $350,000 which had been previously assigned to it at $0.011 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

On February 29, 2008 and March 7, 2008, respectively, the Company issued, pursuant to a notice of conversion dated February 26, 2008, the Company issued 98,851 and 1,475,454 shares of unrestricted common stock to THI, Inc. upon conversion of $17,317 of the principal balance of a Cornell debenture dated October 11, 2005 in the original principal amount of $100,000 which had previously been assigned to it at $0.011 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

On March 7, 2008, the Company issued, pursuant to a notice of conversion dated February 26, 2008, 1,524,545 shares of unrestricted common stock to THI, Inc. upon conversion of $16,770 of the principal balance of a Trey debenture dated March 8, 2005 in the original principal amount of $62,500 which had previously been assigned to it at $0.011 per share based on 50% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date.

On March 18, 2008, the Company issued 5,000 shares of restricted common stock as a commitment fee to BLN Capital Funding for the third amendment of the demand note dated February 20, 2007 in the original principal amount of $35,000 extending the maturity date from August 30, 2007 to December 31, 2007. The stock was valued at $200 based on the closing bid price of $0.04 on November 15, 2007.

On March 25, 2008, the Company issued 250,000 shares of restricted common stock at $0.025 per share to an unaffiliated third party for consulting and accounting services rendered for a total of $6,250.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On March 8, 2008, ten out of twelve Cornell Capital and Trey Resources' debentures dated March 8, 2005 matured as follows:

Cornell            Initial         Outstanding        Outstanding
                  Principal         Principal           Interest
                                  March 31, 2008     March 31, 2008
-------------  ----------------- ----------------- -----------------
   3/8/05          $150,000       $       -               $ 9,683
   3/8/05          $ 50,000       $       -               $ 4,859
   3/8/05          $ 62,500       $       -               $ 6,909
   3/8/05          $ 62,500       $       -               $ 7,194
   3/8/05          $ 17,387       $       -               $ 2,032
                   --------       ------------           ---------
Total              $342,387       $       -               $30,677


Trey               Initial         Outstanding        Outstanding
                  Principal         Principal          Interest
                                  March 31, 2008     March 31, 2008
-------------  ----------------- ----------------- -----------------
   3/8/05          $150,000       $       -               $10,662
   3/8/05          $ 50,000       $       -               $ 5,211
   3/8/05          $ 62,500       $       -               $ 7,421
   3/8/05          $ 62,500       $      6,757            $ 8,627
   3/8/05          $  3,695       $      3,695            $   566
                   --------       ------------           ---------
Total              $328,695       $     10,452            $32,487

At March 31, 2008, outstanding interest of the matured Cornell debentures totaled $30,677 and outstanding principal and interest of the matured Trey Resources' debentures totaled $42,939. All of these debentures remain unpaid as of the date of this filing.

In addition, on December 31, 2007, a promissory note payable to BLN Capital Funding, LLC in the original principal amount of $35,000 also matured. Principal and interest of $37,020 remain unpaid as of the date of this filing.
ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. - OTHER INFORMATION

None.

ITEM 6. - EXHIBITS.

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

                                        VOYAGER PETROLEUM, INC.



DATED: May 20, 2008                     BY: /s/ SEBASTIEN C. DUFORT
                                            ------------------------------------
                                            SEBASTIEN C. DUFORT, PRESIDENT
                                            CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)



DATED: May 20, 2008                     BY: /s/ CATHY A. PERSIN
                                            ------------------------------------
                                            CATHY A. PERSIN
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING OFFICER)