Form 10-Q
period 2008-06-30
Voyager Petroleum, Inc.
filed 2008-08-19
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED June 30, 2008.

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

Large accelerated filer [_]                  Accelerated filer [_]

Non-accelerated filer [_]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2008, there were 167,531,874 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                                1
Item 2.    Management's Discussion and Analysis or Plan of Operation          20
Item 3.    Quantitative and Qualitative Market Risk                           25
Item 4T.   Controls and Procedures                                            25

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  26
Item 1A.   Risk Factors                                                       26
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        26
Item 3.    Defaults Upon Senior Securities                                    27
Item 4.    Submission of Matters to a Vote of Security Holders                27
Item 5.    Other Information                                                  27
Item 6.    Exhibits                                                           27

SIGNATURES                                                                    27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2008


                                   VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                                 December 31,
                                                                                                     2007
                                                                                 June 30, 2008    (Restated)
                                                                                 (Unaudited)       (Audited)
                                                                                 ------------    ------------
                                     ASSETS
Current Assets:
  Cash                                                                           $     21,764    $     14,976
  Accounts Receivable                                                                   2,170          25,433
  Other Receivables                                                                        25           1,604
  Inventory                                                                            78,568          83,918
  Prepaid Expenses                                                                     19,969          29,993
  Prepaid Consulting Agreements                                                        48,403         279,415
                                                                                 ------------    ------------
           Total Current Assets                                                       170,899         435,339

Land                                                                                  411,000              --
Property and Equipment, net of accumulated depreciation of $46,545 and $16,335
  at June 30, 2008 and December 31, 2007, respectively                                948,912         402,974
Deposits                                                                               11,932          46,614
Deferred Financing Costs, net of accumulated amortization of $135,159 and
  $109,212, at June 30, 2008 and December 31, 2007, respectively                       83,552          52,853
Patents, net of accumulated amortization of $672,682 and $617,090, at
  June 30, 2008 and December 31, 2007, respectively                                   426,215         481,807
Trademarks                                                                              5,000           5,000
                                                                                 ------------    ------------
           Total Assets                                                          $  2,057,510    $  1,424,587
                                                                                 ============    ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                                                               $    818,588    $    657,238
  Accrued Expenses                                                                  1,239,259       1,021,842
  Accrued Interest                                                                     30,669         118,522
  Lease Liability, current portion                                                     72,000          31,800
  Secured Liability                                                                    68,752              --
  Notes Payable, current portion                                                    1,182,432         464,141
                                                                                 ------------    ------------
Total Current Liabilities                                                           3,411,700       2,293,543

Long Term Lease Liability                                                             193,350          93,600
                                                                                 ------------    ------------
           Total Liabilities                                                        3,605,050       2,387,143

Commitments and Contingencies                                                              --              --

Stockholders' (Deficit):
Preferred Stock Series A, par value $.001, 5,000,000 shares
  authorized, 500,000 shares outstanding at
  June 30, 2008 and December 31, 2007, respectively                                       500             500
Common Stock, par value $.001, 200,000,000 shares authorized,
  167,531,874 and 134,727,162 shares issued and outstanding at
  June 30, 2008 and December 31, 2007, respectively                                   167,532         134,727
Subscribed common stock                                                               105,104          99,990
Additional paid in capital                                                         12,029,784      11,696,666
Deficit accumulated during development stage                                      (13,850,460)    (12,894,439)
                                                                                 ------------    ------------
Total Stockholders' (Deficit)                                                      (1,547,540)       (962,556)
                                                                                 ------------    ------------
            Total Liabilities and Stockholders' (Deficit)                        $  2,057,510    $  1,424,587
                                                                                 ============    ============


                 See accompanying Notes to these Condensed Consolidated Financial Statements.




                                VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (A DEVELOPMENT STAGE COMPANY)
                                              (UNAUDITED)

                                                                                                                  From inception
                                                        Three Months Ended              Six Months Ended        (June 28, 2002) to
                                                     June 30,        June 30,        June 30,        June 30,         June 30,
                                                       2008            2007            2008            2007             2008
                                                                     (Restated)                     (Restated)
                                                   ------------    ------------    ------------    ------------    ------------
Revenues:
   Sales                                          $     36,324    $      48,290    $     36,324    $     97,250    $   739,150

      Cost of goods sold                               (33,141)         (27,505)        (36,788)        (63,505)      (720,730)
                                                   ------------     ------------    ------------    ------------    ----------

Gross Profit                                             3,183           20,785            (464)         33,745         18,420

Operating, general and administrative expenses:
      Operating general and
        administrative expense                         388,486        1,583,515         894,651       2,309,547     11,617,661
                                                   ------------    ------------    ------------    ------------    -----------
                                                       388,486        1,583,515         894,651       2,309,547     11,617,661
                                                   ------------    ------------    ------------    ------------    -----------
Operating loss                                        (385,303)      (1,562,730)       (895,115)     (2,275,802)   (11,599,241)

Non-operating income (expense):

      Interest expense                                 (35,130)        (22,446)        (61,635)        (64,836)     (2,419,469)
      Interest income                                      451              --             729              --             729
      Gain on cancellation of financing fees                --              --              --              --         172,044
      Warrant expense for financing costs                   --          (4,524)             --          (4,524)         (4,524)
                                                  ------------    ------------    ------------    ------------    ------------
                                                       (34,679)        (26,970)        (60,906)        (69,360)     (2,251,220)

                                                  ------------    ------------    ------------    ------------    ------------
Net Loss                                          $   (419,982)   $ (1,589,700)   $   (956,021)   $ (2,345,162)   $(13,850,461)
                                                  ============    ============    ============    ============    ============


Loss per shares (basic and diluted)               $      (0.00)   $      (0.02)   $      (0.01)   $      (0.03)
                                                  ============    ============    ============    ============

Weighted average number of shares
       Outstanding (basic and diluted)             157,852,149      99,419,005     147,859,087      88,657,050
                                                  ============    ============    ============    ============


                            See accompanying Notes to these Condensed Consolidated Financial Statements.





                                   VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                              From inception
                                                                                              (June 28, 2002)
                                                                                                    to
                                                                    June 30,      June 30,        June 30,
                                                                      2008          2007            2008
                                                                                 (Restated)
                                                                 ------------    ------------    ------------
Cash Flows from Operating Activities:
     Net Loss                                                    $   (956,021)   $ (2,345,162)   $(13,850,460)

     Adjustments to reconcile net loss to net cash
     used by operating activities:
        Deferred financing costs                                       14,069          30,986          75,851
        Depreciation and amortization                                  85,802          63,273       1,035,665
        Impairment charges related to intangible assets                    --              --         136,408
        Loss on asset abandonment                                          --              --          10,663
        Imputed interest                                                   --              --          23,428
        Issuance of common stock for services and payroll             151,948       1,278,953       2,385,459
        Issuance of options and warrants for services and fees             --         639,772       1,854,031
        Issuance of common stock for financing                             --              --          40,638
        Intrinsic value of beneficial conversion feature                   --              --       1,580,445
        Conversion of notes payable and debentures into stock              --              --         105,126
        Issuance of common stock for accrued interest                      --              --          13,601
        Issuance of notes as payment for accrued interest                  --              --          99,205
        Gain on sale of assets                                             --              --           7,046
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                     23,263         (27,962)         (2,170)
        (Increase) decrease in inventories                            (12,917)       (106,988)        (96,835)
        (Increase) decrease in expense advance                             --          48,543              --
        (Increase) decrease in other receivables                        1,579          50,000             (25)
        Decrease (increase) in prepaid expenses                        91,036        (298,079)        252,059
        (Increase) decrease in deposits                                34,682          (3,142)         14,667
        (Increase) decrease in bank overdraft                              --              --           7,124
        Increase (decrease) in accounts payable                       238,145          86,222         935,213
        Increase (decrease) in accrued expenses                       144,422        (230,053)        450,229
        Increase (decrease) in accrued interest                        34,702         103,495         830,121
                                                                 ------------    ------------    ------------
           Net cash used in operating                                (149,290)       (710,141)     (4,092,512)
           activities

Cash flows used in Investing Activities:
          Acquisition of land and fixed assets                       (295,882)        (41,861)       (643,324)
          Sale of fixed assets                                             --              --          16,718
          Acquisition of patents                                           --              --        (465,922)
          Sale of domain name                                              --           8,867           8,867
          Trademarks                                                       --              --          (5,000)
          Acquisition of domain name                                       --              --         (10,000)
                                                                 ------------    ------------    ------------
             Net cash used in investing activities                   (295,882)        (32,994)     (1,098,661)



                 See accompanying Notes to these Condensed Consolidated Financial Statements.








                                     VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (CONTINUED)
                                                   (UNAUDITED)

                                                                                                   From inception
                                                                                                   (June 28, 2002)
                                                                                                         to
                                                                         June 30,       June 30,      June 30,
                                                                           2008           2007          2008
                                                                                       (Restated)
                                                                       -----------    -----------    -----------
Cash flows provided by Financing Activities:
     Cancellation of financing fees                                             --             --       (172,044)
     Recapitalization                                                           --             --        (33,804)
     Conversion of notes to common stock                                        --             --     (1,446,093)
     Issuance of common stock for cash                                     113,080        672,508      3,163,651
     Deferred financing costs                                               10,832             --        (34,767)
     Subscribed common stock                                                 5,114        155,000        105,104
     Secured liability                                                      68,752             --         68,752
     Proceeds from notes payable                                           312,492         43,000      4,141,277
     Payments for notes payable                                            (58,310)       (93,876)      (579,141)
                                                                       -----------    -----------    -----------
         Net cash provided by financing                                    451,960        776,632      5,212,936

Net increase (decrease) in cash                                              6,788         33,497         21,764
Cash, beginning of year                                                     14,976             --             --
                                                                       -----------    -----------    -----------
Cash, end of year                                                      $    21,764    $    33,497    $    21,764
                                                                       ===========    ===========    ===========

Cash paid for:
     Interest                                                          $    55,960    $     5,075    $    92,646
     Income Taxes                                                      $        --    $        --    $        --

Supplemental schedule of non-cash Investing and Financing Activities
      Issuance of Voyager One, Inc. common stock                       $        --    $        --    $   (33,804)
      Issuance of 3,073,000 shares of common stock for patents         $        --    $        --    $   768,250
      Cancellation of debentures issued for financing fees             $        --    $        --    $  (750,000)
      Issuance of convertible debentures for financing fees            $        --    $        --    $   870,000
      Issuance of common stock for exercise of options                 $        --    $        --    $   100,000
      Issuance of common stock for financing fees                      $        --    $        --    $    38,208
      Salary prepaid with stock                                        $        --    $        --    $     7,821
      Issuance of common stock for notes, debentures,
        accrued interest and accounts payable                          $   250,894    $   408,737    $ 2,761,355
      Issuance of note payable for deposit                             $        --    $    35,000    $    35,000
      Preferred shares converted to common stock                       $        --    $       500    $       500
      Purchase of fixed asset and capitalization of deferred
        financing fees through capital lease                           $    55,600    $        --    $   181,000
      Purchase of fixed asset through debt                             $   673,000    $        --    $   673,000
      Inventory capitalized as construction in progress due
         To final testing of fixed assets                              $    18,266    $        --    $    18,266
      Reclassification of accounts payable to notes or lease payable   $    76,795    $    36,162    $   127,469
      Reclassification of accrued interest to notes payable            $        --    $    20,345    $     4,086
      Cancellation of common stock for prepaid consulting              $   150,000    $        --    $   150,000

                   See accompanying Notes to these Condensed Consolidated Financial Statements

                                                        5

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Voyager Petroleum, Inc. ("Voyager Petroleum" or "Company"), was incorporated under the laws of the state of Nevada in April, 2000. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. The Company intends to restate its financial statements and notes thereto for the year ended December 31, 2007 on Form 10-KSB/A as soon as practicable as reported on Form 8k filed with the Securities And Exchange Commission on July 21, 2008. The Company overstated its option and warrant expense as reported by $537,637 in the Company's Consolidated Statement of Operations for the year ended December 31, 2007 (which was included in the Company's 10-KSB for the year ended December 31, 2007) and for the quarters ended September 30, 2007 and June 30, 2007 (which were included in the Company's 10-QSB for the quarters ended September 30, 2007 and June 30, 2007, respectively). Certain warrants issued in connection with the sale of common stock were expensed. As a result of the decrease in option and warrant expense, the Company's net loss was reduced by $537,637 for the year ended December 31, 2007 thereby improving the Company's overall financial position. Due to a clerical error, the Company understated the value of its inventory as reported by $7,472 in its Consolidated Balance Sheet for the year ended December 31, 2007 (which was included in the Company's 10-KSB for the year ended December 31, 2007). As a result, the Company's overall financial position improved as gross profit increased by $7,472 to $16,981.

Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Significant accounting policies have not changed from those disclosed in our Annual Report on Form 10-KSB except as listed below.

In February, 2004, Voyager Petroleum acquired Silicon Film Technologies, Inc., ("Silicon Film"), an Illinois corporation, incorporated on June 28, 2002. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film rather than an acquisition by the Company. Immediately after the consummation of the transaction, Voyager Petroleum owned 100% of the capital stock of Silicon Film making it a wholly-owned subsidiary. On December 7, 2007, Silicon Film awarded Sebastien C. DuFort, its President, and Cathy A, Persin, its Corporate Secretary and Treasurer, 4,000,000 and 3,000,000 shares, respectively, of its common stock, no par value for services rendered and to be rendered.

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

The Company's oil and gas segment consists of Sovereign, Monarch, and Deacon. The Company's focus is to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket through its Detroit facility and third-party manufacturers. It also intends to acquire reputable middle market petroleum-based lubricant companies that process, blend,package, and distribute private label motor oil and related products as well as acquire facilities to conduct like operations.

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

Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in the three or six months ending June 30, 2008 and the year ending December 31, 2007.

The patents, which are valued at $1,098,897, are being amortized over their useful life from February 1, 2003 to May, 2011 and there remains two years and eleven months to be amortized as of June 30, 2008.

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

As of June 30, 2008, the Company has no financial assets or liabilities.

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

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No.
161). SFAS No. 161 amends and expands SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 161 requires companies with derivative instruments to disclose their fair value and their gains and losses in tabular format and information about credit-risk related features in derivative agreements, counterparty credit risk and objectives and strategies for using derivative instruments. The new statement will be applied prospectively for periods beginning after November 15, 2008. The Company is required to adopt SFAS No. 161 in the first quarter of 2009.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411. The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation consists of the following at June 30, 2008 and December 31, 2007:
                                                      June 30,     December 31,
                                                        2008           2007
                                                   ------------    ------------
Land                                               $    411,000    $         --
Building                                                314,000              --
Facility Equipment                                      399,171         243,379
Trucks                                                   32,974          32,974
Office Equipment                                          3,875           3,875
Software                                                  4,310              --
Construction in progress                                241,127          40,939
Machinery                                                    --          98,142
                                                   ------------    ------------
                                                      1,406,457         419,039
Accumulated Depreciation                                (46,545)        (16,335)
                                                   ------------    ------------
   Total Property and Equipment                    $  1,359,912    $    402,974
                                                   ============    ============

The Construction in progress of $241,127 are costs related to the ongoing startup activities at our processing facility in Detroit, Michigan.

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

The purchase of the land and building of the Detroit processing facility closed in escrow on April 4, 2008. The Company obtained 100% seller financing. Funds provided at closing were $125,000 which included a $50,000 deposit held in escrow. The remaining $600,000 was satisfied by a secured promissory note bearing a 10% interest rate per annum and mortgage dated April 4, 2008. This note is currently in default. See Item 3. The Company purchased or financed its own equipment at the facility.

NOTE 4. PREPAID EXPENSES

In the first six months of 2008, the Company's prepaid consulting agreements decreased significantly ($231,012) due to the early termination of a consulting agreement between the Company and Prominence Media Corporation (the "Consultant") on February 15, 2008. This resulted in the cancellation of 1,000,000 shares of unearned common stock at $0.15 per share for a value of $150,000 and 1,000,000 unearned warrants to purchase our common stock at an exercise price of $0.15 per share. In addition, the Company incurred amortization expense of $132,262 for the first six months of 2008.


                     Initial                         Amount     Balance at     Amount   Balance at
                    Contract     Amortization      Amortized   December 31,  Amortized   June 30,
Consultant           Amount         Period          in 2007        2007       in 2008     2008
----------        ----------- ------------------   ----------  ------------  ---------  -----------
A.S. Austin       $    7,500   7/12/06-1/12/07     $     --    $       --    $     --   $      --
Stock Pro              8,100   8/25/06-11/25/06          --            --          --          --
Applied Color         77,550   9/22/06-3/22/07       41,413            --          --          --
Summit               429,028   9/11/06-12/11/07     324,769            --          --          --
Stronghurst LLC       80,000   10/17/06-10/17/07     62,581            --          --          --
Phillip W. Knight     25,000   1/8/07-4/8/07         25,000            --          --          --
Laurenzano            67,500   1/25/07-1/25/08       62,877         4,623       4,623          --
Howard Isaacs         37,000   2/12/07-8/12/07       37,000            --          --          --
Prominence Media     600,000   5/15/07-5/15/08      377,049       222,951      72,951          --
Cumbuco Beach         30,000   6/30/07-6/30/08       15,082        14,918      14,918          --
Uptick                48,000   12/10/07-3/10/08      11,077        36,923      36,923          --
Anastasis             51,250   6/25/08-9/23/08           --            --       2,847      48,403
                  -----------                      ----------  ------------  ---------  ------------
TOTALS            $1,460,928                       $956,848    $  279,415    $132,262   $  48,403
                  ===========                      ==========  ============  =========  ============

NOTE 5. DEFERRED FINANCING COSTS

On January 18, 2008, the Company entered into a three year term Equipment Lease Agreement with BLN Capital Funding. The Company has the option to purchase the equipment for $40,000 at the end of the lease. A commitment fee of $40,000 and imputed interest of $15,600 is being deferred and expensed over the three-year term of the Equipment Lease Agreement.

The components of the deferred financing costs are as follows at:

                                                     June 30,       December 31,
                                                       2008            2007
                                                   ------------    ------------

Deferred financing costs                           $    218,681    $    162,065
Accumulated amortization of fees                       (135,129)       (109,212)
                                                   ------------    ------------
                                                   $     83,552    $     52,853
                                                   ============    ============

NOTE 6. PATENT PURCHASE

As of June 30, 2008, the Company has four issued United States patents and one issued foreign patent applying to the electronic film system (EFS)and generally related to attributes of the EFS. The Company paid $1,098,897 for patents which are being amortized over their expected remaining life. Three of the five patents expire on May 7, 2011, one on July 14, 2020, and the last on July 27, 2019. Amortization expense charged to operations was $55,592 for the six months ended June 30, 2008.

The balance is:

                                                     June 30,      December 31,
                                                       2008             2007
                                                   ------------    ------------
Patents                                            $  1,098,897    $  1,098,897
Accumulated amortization                               (672,682)       (617,090)
                                                   ------------    ------------
                                                   $    426,215    $    481,807
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

NOTE 7. LEASE LIABILITY

On December 5, 2007, Monarch Petroleum, Inc. ("Lessee"), the Company's wholly-owned subsidiary, entered into an Equipment Lease Agreement ("Agreement") with BLN Capital Funding, LLC ("Lessor"), an independent third party. The equipment is being used in the operations of the Company's Detroit facility. The terms of the Agreement require thirty six payments of $2,650 per month. In addition, the Company paid a commitment fee of $15,000 which is being amortized over the life of the lease. The Agreement expires November 5, 2010. Upon successful completion of the terms, the Lessee shall have the right to purchase all of the equipment for $30,000. We expect to purchase the equipment at the end of the lease and have included the $30,000 buyout in long term lease liability in accordance with SFAS 13, "Accounting for Leases."

On January 18, 2008, Monarch Petroleum, Inc. ("Lessee"), a wholly-owned subsidiary, entered into a second Equipment Lease Agreement ("Agreement") with BLN Capital Funding, LLC ("Lessor"), an independent third party. The equipment is also being used in the operations of the Company's Detroit facility. The terms of the Agreement require thirty six payments of $3,350 per month. The Agreement will expire January 18, 2011. Upon successful completion of the terms, the Lessee shall have the right to purchase all of the equipment for $40,000 and has amortized this over the life of the lease. We expect to purchase the equipment at the end of the lease and have included the $40,000 buyout in long term lease liability in accordance with SFAS 13, "Accounting for Leases."

Expenses related to these capital leases for the six months ended June 30, 2008 were $36,000.

NOTE 8. CONVERTIBLE DEBENTURES

In May 2004, the Company entered into a Securities Purchase Agreement which was amended in August, 2004 pursuant to which Cornell Capital Partners ("Cornell Capital") agreed to purchase $1,100,000 of 5% secured, convertible debentures. As of December 31, 2006, the Company received gross proceeds of $1,100,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 150% of the initial bid price of the common stock as submitted by a market maker and approved by the Financial Industry Regulatory Authority (FINRA) or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Except upon an event of default, these debentures are not convertible if such conversion would result in the holder beneficially owning more than 4.9% of the Company's outstanding common stock.

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

On May 15, 2007, an unaffiliated third party, THI, Inc. ("THI"), purchased the total outstanding principal and interest of our convertible debentures with Cornell Capital and Trey Resources, Inc. ("Trey Resources"). Installment payments under the purchase agreement are secured by the debentures and, in the event of default, Cornell Capital and Trey Resources had the option to exercise all rights thereunder.

On June 2, 2008, the Company, Cornell Capital, Trey Resources, and THI entered into a Payoff Agreement (the "Agreement") for the repayment of the outstanding principal balance, and interest accrued thereon, on promissory notes issued by THI in favor of Cornell Capital and Trey Resources, dated May 15, 2007 (the "THI Notes") in the aggregate principal amount of $181,231.79 ("Balance"). The THI Notes were issued pursuant to the terms of a Purchase and Assignment Agreement, dated May 15, 2007, whereby YA Global and Trey sold and assigned their interests in those certain 5% secured convertible debentures issued by the Company pursuant to the terms of a Securities Purchase Agreement, as amended, dated May 14, 2004 ("Securities Purchase Agreement"). The THI Notes were secured by a collateral assignment of the documents from THI to YA Global and Trey (the "Collateral Assignment").

Under the terms of the Agreement, the Company contributed $89,255 and issued 4,000,000 shares of common stock of the Company to THI and its designees pursuant to a Notice of Conversion, dated June 2, 2008, and THI contributed $92,000 towards the Balance. The funds were held in escrow until closing on June 4, 2008 at which time YA Global received $147,877 and Trey received $33,378, their respective balances under the THI notes plus $23.98 in interest. Upon receipt of the Balance, the parties agreed and acknowledged that payment of the Balance constituted payment in full of all of the obligations of each party under the transaction documents entered into in connection with the Securities Purchase Agreement, the THI Notes and the Collateral Assignment, and (ii) release of all security interests and liens which the Company had granted in connection with the Securities Purchase Agreement and its related documents.

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
               =========   =========   ===========   ===========   ===========

The following principal amount was converted of the Cornell Capital debenture dated October 11, 2005 in the original principal amount of $100,000:

               Principal   Interest    Principal     Interest      Number        Conversion
               Amount      Amount      Amount        Amount        of            Price
 Date          Converted   Converted   Redeemed(A)   Redeemed      Shares(B)     Per Share(C)
-----------    ---------   ---------   -----------   -----------   -----------   -----------

02/26/08       $  17,317   $      --   $        --   $        --     1,574,305   $     0.011
04/25/08       $  77,126   $      --   $        --   $        --     7,712,642   $     0.010
06/02/08       $   5,557   $      --   $        --   $        --       483,150   $    0.0115
               ---------   ---------   -----------   -----------   -----------
               $ 100,000   $      --   $        --   $        --     9,770,097
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


As of June 30, 2008, the Cornell Capital debenture was paid in full in accordance with the payoff agreement mentioned above.

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

As of June 30, 2008, the Trey Resources debenture was paid in full in accordance with the payoff agreement mentioned above.

NOTE 9. NOTES PAYABLE

The notes payable balance consists of the following:


                                                                                   June 30,         December 31,
                                                                                     2008              2007
                                                                                  -----------       -----------
10% note payable to P. Byrne, principal and interest due July 1, 2008. A commitment fee of $2,250 was payable upon execution. Result of a renegotiated note dated August 15, 2006 in the original principal amount of $35,000.
Principal of $13,310 of the note was used as payment for the exercise of a warrant to purchase 665,494
shares of common stock on April 2, 2008 at $0.02 per share.                        $   10,337       $   23,647

18% note payable to BLN Capital Funding, LLC, principal and interest due on demand but no later than December 31, 2007. 150,000 shares of the Company's restricted common stock were issued as a commitment fee valued at $7,500 based on the closing bid price of $0.05 on the date of note and an additional 10,000 and 5,000 restricted shares were issued as consideration for second and third extensions valued at $1,700 and $275, respectively. No extension
has been granted as of the date of this filing.                                        35,000           35,000

10% note payable to Haggerty, principal and interest due July 1, 2008.
Commitment fee of $2,459 and interest of $41 payable as 100,000 shares of common stock within five days of execution based on the closing bid price of $0.025 on the trading date prior to the note date of February 3, 2007. Renegotiated note dated January 15, 2008 in the original principal amount of $20,000. Commitment fee of $5,659 and interest of $41 was payable as 100,000 shares of common stock within thirty days of execution based on the closing bid price of $0.057 on
January 18, 2007. Principal of $5,000 was converted on June 7, 2007 into 41,667 shares of common stock pursuant to a conversion agreement. 41,667 warrants to purchase shares of restricted common stock at an exercise price of $0.20 for three years were granted upon third extension executed in August, 2007 and 9,000 shares of restricted common stock were issued for fourth extension executed in
August, 2007 but effective as of June 22, 2007. The interest rate was
increased from 5% on January 15, 2008.                                                 13,197           13,197

7.5% note payable to Tyson, principal and interest due December 14, 2008 convertible at Company's option into restricted shares of common stock
at $0.04 per share.                                                                   108,000          108,000

5% note payable to Khatib, principal and interest due September 1, 2008.                5,000            5,000

10% note payable to Hackett, principal and interest due May 15, 2008. A commitment fee of 10,000 restricted shares of common stock valued at $640 based on the closing bid price of $0.064 on October 12, 2007 were issued on November
15, 2007. Interest of $229 was paid in 2007. Principal and interest of $5,000 was paid in the first quarter of 2008. Interest was reduced from
18% on February 15, 2008.                                                              10,684           15,000



5% debentures payable to Cornell Capital, principal and interest due May 25,
2008 convertible into shares of common stock at price equal to lesser of (i)
150% of the initial bid price of the common stock as submitted by a market maker and approved by the Financial Industry Regulatory Authority or (ii) 50% of the
lowest closing bid price for the five trading days immediately preceding the
conversion date. See note 8 above.                                                         --           43,913

5% debentures payable to Cornell Capital, principal and interest due October 11,
2008 convertible into shares of common stock at price equal to lesser of (i)
150% of the initial bid price of the common stock as submitted by a market maker and approved by the Financial Industry Regulatory Authority or (ii) 50% of the
lowest closing bid price for the five trading days immediately preceding the
conversion date. See note 8 above.                                                         --          100,000

5% debentures payable to Trey Resources, Inc., principal and interest due March
8, 2008 convertible into shares of common stock at price equal to lesser of (i)
150% of the initial bid price as submitted by a market maker and approved by the
Financial Industry Regulatory Authority or (ii) 50% of the lowest closing bid price for the five trading days immediately preceding the conversion date. These debentures have not been paid as of the date of
this filing. See note 8 above                                                              --           27,222

9% note payable to THI, Inc., principal and interest to be paid in monthly payments of $20,000 commencing April 15, 2008 until retired. The principal was increased on January 15, 2008 by $26,838, February 8, 2008 by $30,000,
February 15, 2008 by $25,000 and on March 1, 2008 by $25,000 and May 23, 2008
by $2,500.  Interest was increased from 8% on January 15, 2008. Principal
and interest of $20,000 was paid in 2008.                                             187,715           93,162

10% note payable to Biscan, principal and interest due on August 20, 2008.             25,000               --

7.5% note payable to Tyson, principal and interest due on December 14, 2008 convertible at Company's option into restricted shares of common stock at
$0.02 per share.                                                                       54,000               --

5% note payable to Persin, principal and interest due on demand.
The maturity date was amended on May 23, 2008 to due on demand.                        10,000               --

10% note payable to Biscan, principal and interest due September 1, 2008.
On May 23, 2008, the maturity date was extended and interest increased
upwards from 5%.                                                                       10,000               --

5% note payable to DuFort, principal and interest due on demand.
The maturity date was amended on May 23, 2008 to due on demand.                        17,757               --

5% note payable to Persin, principal and interest due on demand.
The maturity date was amended on May 21, 2008 to due on demand.                         1,000               --

10% note payable to Biscan, principal and interest due on September 1, 2008.
The maturity date was extended on June 13, 2008.                                       90,000               --

0% note payable to DuFort, principal and interest due on July 2, 2008.                  2,764               --

5% note payable to Persin, principal and interest due on demand.
The maturity date was amended on May 23, 2008 to due on demand.                         1,978               --

10% note payable to Deacon Enterprises for 600 S. Deacon.                             600,000               --
                                                                                 ------------      -----------
                                                                                 $  1,182,432      $   464,141
                                                                                 ============      ===========

NOTE 10. SECURED LIABILITY

On June 5, 2008, the Company and its wholly-owned subsidiary Monarch Petroleum, Inc., (the "Monarch") and BLN Capital Funding, LLC("BLN") entered into an Accounts Receivable Purchase, Inventory, Purchase Order and General Security Agreement (the "Receivable Agreement") to finance Monarch's Detroit operations. The Receivable Agreement has an initial term of one year and may be terminated by either party upon ninety-days written notice. Under the terms of the Agreement, Monarch assigned all of its present and future receivables to BLN. In consideration for such assignment, the maximum amount which Monarch can borrow under the Receivable Agreement shall not exceed 85% of the aggregate amount of receivables, 50% of inventory and finished goods and 80% of purchase orders. The aggregate principal amount which may be borrowed under the Receivable Agreement shall not exceed $1,000,000 without BLN's prior written consent with sub-limits on purchase order advances and inventory advances of $200,000 and $250,000, respectively.

Monarch will be charged a cost of funds fee for receivables of 2.75% of the gross amount of each invoice for the initial thirty-day term and an additional
0.75 percent for each additional thirty-day term thereafter with a minimum servicing fee of $25.00 for each invoice and a minimum monthly service fee equal to the greater of (i) $2,000 (ii) 2.75% of BLN's gross monthly purchases for the preceding month or (iii) 2.75% of BLN's average monthly payments for the preceding twelve months. In addition, Monarch shall pay annual interest of prime plus 2.75 percent of the average daily funds for each preceding month. A locked box account will be set up at a banking institution for the receipt of all of Monarch's receivables which shall be directed to be received by BLN.

A servicing discount equal to 3.95% of the funds advanced and/or outstanding for the initial thirty day term plus one percent for each additional 15 day term thereafter and an additional annual interest charge of prime plus .50 percent shall be charged with respect to advances against purchase orders and the related inventory purchased where BLN shall be deemed to have a purchase money security interest in such purchases or direct advances to suppliers.

Loans against inventory will accrue interest at a rate of prime plus one percent (1%) per annum based on the average daily funds which Monarch received. Funds advanced against inventory, equipment or any other assets, other than accounts purchased by BLN, not specifically covered by the Receivable Agreement, is to be charged a fee of the lesser of 1.66 percent (1.66%) per month or the rate set forth in any other arrangement agreed upon between the parties.

Monarch's obligations under the Receivable Agreement are secured by substantially all of the assets of Monarch. Upon default, in addition to taking possession of these assets, BLN may seek liquidated damages equal to three percent per month or portion thereof for all outstanding loans.

As of June 30, 2008, Monarch has borrowed $65,612 against the agreement and has recorded $3,140 as finance fees for a total of $68,752.

NOTE 11. OPTIONS AND WARRANTS

The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of $0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of $0.001.

As of June 30, 2008 we have issued warrants in 2008 as follow:

o 1,000,000 warrants granted March 18, 2008 with a term of 30 months, an exercise price of $0.05; granted in connection with the purchase of common stock.

o 750,000 warrants granted March 19, 2008 with a term of 30 months, an exercise price of $0.05; granted in connection with the purchase of common stock.

o 600,000 warrants granted April 1, 2008 with a term of 30 months, an exercise price of $0.05; granted in connection with the purchase of common stock.

o 1,000,000 warrants granted April 2, 2008 with a term of 30 months, an exercise price of $0.05; granted in connection with the purchase of common stock.

As of June 30, 2008 the following warrants have been exercised:

o 1,500,000 warrants exercised on April 1, 2008 at an exercise price of $0.02 or $30,000. The shares were issued on April 1, 2008.


o 204,000 warrants exercised on April 1, 2008 at an exercise price of $0.02 or $4,080. The shares were issued on April 1, 2008.

o 665,494 warrants exercised on April 2, 2008 at an exercise price of $0.02 or $13,310. These warrants were issued in exchange for debt. The shares were issued on April 11, 2008.

o 200,000 warrants exercised on April 10, 2008 at an exercise price of $0.02 or $4,000. The shares were issued on April 15, 2008.

o 400,000 warrants exercised on April 11, 2008 at an exercise price of $0.02 or $8,000. The shares were issued on April 15, 2008.


NOTE 12. COMMITMENTS

On April 19, 2007, Sovereign entered into a lease agreement with North American Refining Co. ("North American Refining"), an independent third party and a Delaware corporation, located in McCook, Illinois. North American Refining is a local blending facility with bottling capabilities. Sovereign leased the blending facility for a ninety-day trial period which was to be used to blend and dry reclaimed used oil for use in lubricant oil products which is sold to the automotive and industrial after-markets. We also had access to a loading dock, up to twenty storage tanks and associated equipment. The total lease price is $10.00 for the ninety-day lease period with blending and drying fees at $0.15 per gallon which were payable monthly on the tenth day following the last day of each month for the previous month's activity. North American had the right to terminate the agreement within fifteen days written notice. The agreement was terminated on July 12, 2007 and a similar agreement was entered into on July 13, 2007 and ended on January 13, 2008 and not renewed.

NOTE 13. CAPITAL STOCK

The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock at a par value of 0.001 and 5,000,000 shares of Series A Preferred Stock at a par value of 0.001.

As of June 30, 2008 and June 30, 2007, there were 167,531,874 and 111,157,950 shares of Common Stock outstanding, respectively. Holders of Common Stock are entitled to one vote for each share held with no cumulative voting.

500,000 and 1,000,000 shares of Series A Preferred Stock were outstanding at June 30, 2008 and June 30, 2007, respectively. Holders of Series A Preferred Stock are entitled to 100 votes. Each share of Series A Preferred Stock is convertible into one share of Common Stock at the discretion of the stockholder. 500,000 shares of Series A Preferred Stock were converted into 500,000 shares of common stock in May, 2007. The Common Stock and Series A Preferred Stock have equal liquidation and dividend rights.

The holders of Common and Series A Preferred Stock vote together as a single class.

As of June 30, 2008, the Company received consulting services valued at $5,119 to be paid as common stock for a total of $105,104 for sales of securities not yet issued.

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

NOTE 14.  SEGMENT INFORMATION

The Company has two reportable segments: Gas and Oil, and Film Technologies. Although the Company has two segments, only the gas and oil segment is in full operations.

The Company's reportable segments are strategic business units that offer different products and services. Silicon Film has developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images. On September 22, 2006, Silicon Film entered into a contractual agreement with Applied Color Science (ACS) so that ACS could proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying our electronic film system. ACS has made progress in developing a device that combines the strength of our optic designs of SLR cameras in our electronic film concept together with ACS's high definition video platform which will support a variety of image sensors. It is intended that the device will be able to take high resolution still and video images. The contractual agreement initially terminated in March, 2007, but has twice been extended and currently expires on the earlier of October 6, 2008, the successful development of a functional prototype or the mutual consent of the parties. Upon termination, ACS and Silicon Film have ninety days to enter into either, a licensing agreement for the technology developed during the term of the contractual agreement, or a revenue sharing agreement for the commercialization of the marketable product provided funding is provided by ACS or a third party. ACS will receive a 25% share of revenues if it provides the financing or a 50% share if a third party provides the financing. In the event no agreement is finalized, then Silicon Film is free to license, sell or commercialize the technology developed during the contractual agreement, in which case, ACS would be entitled to a 25% share of revenue.

In late 2006 and 2007, the Company undertook to expand its business into the gas and oil industry with a new strategic focus to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket. It intends to acquire reputable middle-market petroleum-based lubricant companies that process, blend, package, and distribute private label motor oil and related products as well as acquire facilities to conduct like operations. The Company's oil and gas segment consists of three wholly-owned subsidiaries. Sovereign, Oil, Inc., a Nevada corporation, formed on March 23, 2007, has packaged petroleum products out of non-owned facilities in LaPorte, Indiana as well as McCook, Illinois through November, 2007. Beginning in December, 2007, the Company focused all of its resources towards the purchase and renovation of a Detroit processing facility.

On May 4, 2007, the Company formed two additional subsidiaries, 600 South Deacon LLC and Monarch Petroleum, Inc., both Michigan corporations, which own and operate, respectively, a Detroit processing facility which was purchase on April 4, 2008. Both of these companies became active in the third quarter of 2007.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

Revenues for the oil and gas segment of the Company in the six months ended June 30, 2008 was $36,324 as compared to $97,250 in 2007. For the first six months in 2008, the Company had three re-occurring customers. Accordingly, all customers are significant in the oil and gas segment. Sales were offset by cost of goods sold of $55,054 in the six months ended June 30, 2008. Our sales were low due to the concentration of our resources and efforts to renovate our Detroit facility.

There were no revenues for the film segment in the six months ended June 30, 2008 or June 30, 2007.

For the six months ended June 30, 2008 the oil and gas segment of the Company incurred an operating loss of $648,345 as compared to a loss of $643,888 in 2007. This was primarily due to the increased expenses in correlation with the production and growth of the oil and gas segment. Our film segment incurred an operating loss of $61,912 in 2008 as compared to a loss of $78,021 in 2007. The only material expense incurred by the film segment in the six months ended June 30, 2008 and 2007 was the amortization of $52,592 and $52,592 for the patents.

Corporate operating loss decreased to $184,393 in the six months ended June 30, 2008 compared to $1,553,8957 in 2007. This was due primarily to the decrease in payroll ($248,728) and professional fees ($1,020,512)incurred by the Company during 2008.

Total assets for the oil and gas segment increased to $1,544,811 in the six months ended June 30, 2008 from $186,576 in 2007 due to the purchase of fixed assets for our oil and gas subsidiaries. In 2008 we purchased land and building in Detroit, Michigan to house our oil and gas operations. Assets for the film segment decreased from $537,399 in 2007 to $426,215 as a result of amortization of the patents totaling $55,592 in 2008. Corporate assets of $86,483 as of June 30, 2008 consist of $48,465 of prepaid consulting fees and expenses, cash of $21,764 and $16,254 of other assets.

Total liabilities for the oil and gas segment for the six months ended June 30, 2008 consist of $418,529 of accounts payable compared to $49,602 in 2007. The increase was the result of increased production and growth of the oil and gas segment at June 30, 2008. In addition, the oil and gas segment entered into a long term lease liability of $265,350 in the first quarter 2008. Total liabilities for the film segment at June 30, 2008 were $471,226 and are relatively consistent with 2007.


                                                                 June 30, 2008                        June 30, 2007
                            Segment Footnote             Film          Oil         Total        Film          Oil         Total
                                                      ---------     ---------    ---------    ---------    ---------    ---------
Revenues from external customers                      $      --     $  36,324    $  36,324    $      --    $  97,250    $  97,250
Cost of sales from external customers                        --       (36,788)     (36,788)          --      (63,505)     (63,505)
                                                      ---------     ---------    ---------    ---------    ---------    ---------
Gross profit from external customers                         --          (464)        (464)          --       33,745       33,745

Depreciation & amortization                             (55,592)      (29,106)     (84,698)     (55,592)      (1,365)     (56,957)
Other operating, general & administrative expenses       (6,320)     (619,239)    (625,559)     (22,429)    (676,268)    (698,696)
                                                      ---------     ---------    ---------    ---------    ---------    ---------
  Segment Operating Loss                              $ (61,912)    $(648,809)   $(710,721)   $ (78,021)   $(643,888)   $(721,909)
                                                      =========     =========    =========    =========    =========    =========


                                                  June 30, 2008   June 30, 2007
Reconciliation:
Total gross revenues (loss) for reportable
segments                                           $      (464)     $    33,745
Other revenues                                              --               --
Elimination of intersegment revenues                        --               --
                                                   -----------      -----------
  Total Gross Revenues For Reportable Segments     $      (464)     $    33,745
                                                   ===========      ===========

Total profit or loss from reportable segments      $  (710,721)     $  (721,909)
Elimination of intersegment profits                         --
Unallocated amounts:
Corporate profit or loss                              (184,393)      (1,553,895)
                                                   -----------      -----------
  Operating Loss                                   $  (895,115)     $(2,275,803)
                                                   ===========      ===========

Assets
Total assets for oil segment                       $ 1,544,811      $   186,576
Total assets for film segment                          426,215          537,399
Corporate assets                                        86,483          832,897
Other unallocated amounts                                   --               --
                                                   -----------      -----------
  Consolidated Total Assets                        $ 2,057,510      $ 1,556,873
                                                   ===========      ===========
Liabilities
Accounts payable for oil segment                   $   418,529      $    49,602
Accounts payable for film segment                      147,772          146,040
Accrued payroll for oil segment                          8,452               --
Accrued payroll for film segment                       323,454          323,454
Accrued expenses for oil segment                        25,791           25,265
Accrued payroll corporate                              866,710          733,732
Lease liability for oil segment                        265,350               --
Secured liability for oil segment                       68,752               --
Notes payable & accrued interest oil segment           614,290               --
Notes payable & accrued interest corporate             598,811          839,828
Corporate liabilities                                  267,138          252,978
                                                   -----------      -----------
  Consolidated Total                               $ 3,605,050      $ 2,370,900
                                                   ===========      ===========


NOTE 15.  SUBSEQUENT EVENTS

On July 1, 2008, principal and interest totaling $500 was paid on a 5% note payable to DuFort, our CEO, dated May 6, 2008 in the original principal amount of $22,000. On July 8, 2008, DuFort, the Company's CEO, assigned $10,000 principal plus interest going forward to Cathy Persin, the Company's CFO.

On July 1, 2008, principal of $1,650 and interest of $350 was paid on a 10% note payable dated October 15, 2007 to Hackett in the original principal amount of $15,000.

On July 1, 2008, the maturity date of the Haggerty note dated February 3, 2007 in the original principal amount of $20,000 was extended to September 1, 2008.

Effective July 1, 2008, Voyager entered into a public relations service contract with MLCJ Investments, Inc. for public relations, market analysis, marketing, investor relations and broker relations for a six month term beginning July 1, 2008 for a total of $48,000 payable in monthly installments of cash of $6,500 and restricted common stock valued at $1,500.

On July 2, 2008, outstanding principal of $2,764 was paid on a 0% note payable dated June 27, 2008 to DuFort, our CEO, which matured on the same date.


On July 10, 2008, Voyager Petroleum, Inc. and its wholly-owned subsidiary, Monarch Petroleum, Inc., and BLN Capital Funding, LLC entered into a Consent to Amend ("Amendment") the Accounts Receivable Purchase, Inventory, Purchase Order and General Security Agreement (the "Receivable Agreement") executed on June 5, 2008 to finance the Company's Detroit operations. Under the terms of the Amendment, investment and real property and the patents and related film technology of Silicon Film Technologies, Inc., a subsidiary of Voyager Petroleum, Inc., were excluded as collateral under the Receivable Agreement. In addition, the terms provided that the Amendment was effective June 5, 2008.

On July 15, 2008 principal of $1,855 and interest of $3,145 was paid on a 10% note dated March 19, 2007 in the original principal amount of $23,646 to P. Byrne.

On July 28, 2008, the Company issued a 5% $25,000 note payable to DuFort which is due on demand.

On August 4, 2008, the outstanding principal of $35,000 of a note dated February 20, 2007 was paid to BLN Capital.

On August 5, 2008, Monarch borrowed $100,000 against the BLN AR/Inv/PO agreement which was sent directly to a supplier of anti-freeze which is being used to fulfill a purchase order for product to be manufactured out of a third-party facility. In addition, in July and August, 2008, the outstanding balance under the agreement was offset by $56,752.

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

On June 5, 2008, the Company and its wholly-owned subsidiary Monarch Petroleum, Inc., (the "Monarch") and BLN Capital Funding, LLC("BLN") entered into an Accounts Receivable Purchase, Inventory, Purchase Order and General Security Agreement (the "Receivable Agreement") to finance Monarch's Detroit operations. The Receivable Agreement has an initial term of one year and may be terminated by either party upon ninety-days written notice. Under the terms of the Agreement, Monarch assigned all of its present and future receivables to BLN. In consideration for such assignment, the maximum amount which Monarch can borrow under the Receivable Agreement shall not exceed 85% of the aggregate amount of receivables, 50% of inventory and finished goods and 80% of purchase orders. The aggregate principal amount which may be borrowed under the Receivable Agreement cannot exceed $1,000,000 without BLN's prior written consent with sub-limits on purchase order advances and inventory advances of $200,000 and $250,000, respectively.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition
-------------------
The Company generates revenue through the sale of its petroleum-based products that include motor oils and grease, fluids such as anti-freeze, air fresheners or other oil based products used for engine oils, hydraulic fluids, metal working fluids or other purposes.

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

Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. No impairment losses were recorded in the three or six months ending June 30, 2008. An impairment loss of $135,275 was recorded for the loss of one patent on March 31, 2006.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008 and 2007.

                                                  June 30,        June 30,
                                                   2008             2007           $ Change          % Change
                                                -----------      -----------      -----------      -----------
Revenues                                        $    36,324      $    48,290      $   (11,966)           (25%)
Cost of Revenues                                    (33,141)         (27,505)          (5,636)            20%
                                                -----------      -----------      -----------      -----------
Gross Profit (Loss)                                   3,183           20,785          (17,602)           (85%)
Operating, General and Administrative Costs        (388,486)      (1,583,515)      (1,195,029)           (75%)
                                                -----------      -----------      -----------      -----------
Net Operating Loss                              $  (385,303)     $(1,562,730)     $ 1,177,427            (75%)
                                                ===========      ===========      ===========      ===========

In the three months ended June 30, 2008, we experienced a decrease in revenues of 25% or $11,966 from June 30, 2007. Sales of petroleum-based products decreased due to a calculated management decision to concentrate all of its efforts and the Company's resources into the renovation of the Detroit facility and forego manufacturing out of third-party facilities. The facility began generating revenues during the later half of the second quarter of 2008. There has been no established financial history or trend that has given rise to any periodic material change.

Our operating, general and administrative costs decreased by 75% or $1,195,030. This is primarily due to a decrease in payroll expense ($62,676) as a result of lack of in-house staff in the three months ended June 30, 2008, professional fees ($1,131,213), offset by depreciation expense ($13,618) attributed to increased fixed assets. Professional fees of $136,347 for the three months ended June 30, 2008 consisted primarily of accounting and Sarbanes-Oxley consulting of $75,832, legal services of $35,827 and consulting fees of $18,206. All other expenses stayed relatively the same.

Six months ended June 30, 2008 and 2007.

                                                  June 30,        June 30,
                                                   2008             2007            $ Change        % Change
                                                -----------      -----------      -----------      -----------
Revenues                                        $    36,324      $    97,250      $   (60,926)           (63%)
Cost of Revenues                                    (36,788)         (63,505)          26,717            (42%)
                                                -----------      -----------      -----------      -----------
Gross Profit                                           (464)          33,745          (34,209)          (101%)
Operating, General and Administrative Costs        (894,651)      (2,309,547)      (1,414,896)           (61%)
                                                -----------      -----------      -----------      -----------
Net Operating Loss                              $  (895,115)     $(2,275,802      $ 1,380,687            (61%)
                                                ===========      ===========      ===========      ===========

In the six months ended June 30, 2008, we experienced a decrease in revenues of 63% or $60,926 from June 30, 2007. Sales of petroleum-based products decreased due to a calculated management decision to concentrate all of its efforts and the Company's resources into the renovation of the Detroit facility and forego manufacturing out of third-party facilities. The facility began generating revenues during the later half of the second quarter of 2008. There has been no established financial history or trend that has given rise to any periodic material change.

Our operating, general and administrative costs decreased by 61% or $1,414,897. This is primarily due to a decrease in payroll expense ($188,526) as a result of lack of in-house staff in the six months ended June 30, 2008, professional fees ($1,225,563), offset by depreciation expense (26,566) as a result of increased fixed assets. Professional fees of $384,945 for the six months ended June 30, 3008 consisted primarily of accounting and Sarbanes-Oxley consulting of $127,115, legal of $103,623 and consulting fees of $140,162. All other expenses stayed relatively the same.

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

The Company is continuing to make adjustments as necessary at its Detroit facility and still intends to add some additional equipment to maximize speed and efficiency as well as to continue to upgrade the facility.

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


                                         June 30,   December 31,
                                           2008         2007       $ Change      % Change
                                        ----------   ----------   ----------    ----------
Cash                                    $   21,764   $   14,976   $    6,788          45%
Accounts Receivable                     $    2,170   $   25,433   $  (23,263)        (91%)
Inventory                               $   78,568   $   83,918   $   (5,350)         (6%)
Accounts Payable and Accrued Expenses   $2,088,515   $1,797,602   $  290,913          16%
Notes Payables                          $1,182,432   $  464,141   $  718,291         155%
Proceeds from Common Stock
  and Subscribed Common Stock           $  113,080   $  257,108   $ (144,028)        (56%)

At June 30, 2008, we have current assets of $170,899 and current liabilities of $3,411,700. As a result, we have a working capital deficit of $3,240,801 at June 30, 2008. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $818,588, accrued expenses of $1,239,259, accrued interest of $30,669, current notes payable of $1,182,432, lease liability of $72,000, and a secured liability of $68,752.

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

As we ceased manufacturing during the first quarter of 2008 to concentrate our efforts and resources to the renovation of the Detroit facility, our accounts receivable decreased to $2,170 at June 30, 2008 as compared to $25,433 at December 31, 2007. Our inventory, decreased from $83,918 at December 31, 2007 to $78,658 at June 30, 2008 as we began to increase processing of reclaimed used oil. We intend to increase sales in the third quarter of 2008 as we attain higher operational status at the Detroit facility.

Notes payable increased by 155% from $464,141 at December 31, 2007 to $1,182,432 at June 30, 2008 as a result of increased debt to purchase the Detroit facility and to sustain the operations of the Company.

Proceeds from the sale of common stock and common stock purchased but not yet issued decreased by 56% or $144,028 in the six months ended June 30, 2008 as the Company is attempting to focus on debt versus equity financing.

Cash on hand increased by 45% from $14,976 at December 31, 2007 to $21,764 at June 30, 2008 due to increased debt financing.

We will continue to need additional cash during the following twelve months to satisfy current liabilities of $3,411,700, specifically, the payment of notes payable which will mature and some past due accounts payable. These needs will coincide with the cash demands resulting from our general operations and planned expansion. Management believes that the demand for its products is strong. We intend to promote our environmentally conscious methods for processing reclaimed used oil as a service to manufacturers and distributors. We will continue to sell a variety of oils, anti-freeze, and petroleum-based air fresheners. The Detroit facility, when fully operational, is anticipated to be able to meet this demand. We need the ability to purchase raw materials, primarily oil, anti-freeze and additives, as well as packaging and shipping materials once our packaging operations begin.

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

We will continue to rely upon the sale of securities, funds provided by certain officers, loans and other debt or equity financing arrangements with third parties with an emphasis on debt financing arrangements. We are actively pursuing private debt sources. Since the purchase of the Detroit facility in April, 2008, management anticipates that there will be an increase in operating expenses for the continued start-up of operations in the Detroit facility in the second quarter of 2008 and, generally, a higher level of fixed administrative expenses. But the Company also expects that these administrative expenses will remain relatively constant over time and that there will be a significant increase in sales to offset them. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions. If we are unsuccessful in obtaining additional working capital, we may need to curtail operations which may result in a lower stock price or cause us to cease operations altogether.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Small Business filers.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer has concluded that as of June 30, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting Management's quarterly report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

(0) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(0) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

(0) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer; we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2008 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Changes in Internal Controls

Based on the evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has undertaken to strengthen its internal controls to increase dialogue between its executive officers, external accounting department's executives and independent auditor to foster greater communication between these individuals in the overall administration of the Company's Sarbanes-Oxley program.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 5, 2008, THI, Inc. filed suit against Voyager Petroleum in District Court of Arapahoe County, Colorado alleging breach of contract for failing to make payments in accordance with the terms of a promissory note dated October 15, 2007. THI, Inc. seeks full payment of the outstanding principal amount, plus pre and post judgment interest, reasonable costs and attorney's fees. As of the date of this filing, the outstanding principal amount of the note is $187,715.

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

In April, 2008, the Company sold 2,850,000 shares of restricted common stock to unaffiliated third parties pursuant to the terms of securities purchase agreements at $0.02 per share for a total purchase price of $57,000. Pursuant to the terms of these securities purchase agreements, the Company granted warrants to the buyers upon the receipt of funds to purchase up to the same amount of shares purchased of restricted common stock of the Company at an exercise price of $0.05 per share which are exercisable from the date the funds are received for a period of 30 months thereafter.

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

Pursuant to a payoff agreement dated June 2, 2008, the Company issued, on June 2, 2008, 4,000,000 shares of unrestricted common stock to THI, Inc. upon conversion of $46,000 of the principal balance of a Cornell Capital and Trey Resources convertible debenture at $0.0115 per share.

On June 30, 2008, the Company issued 100,000 shares of unrestricted common stock to an unaffiliated third party for services rendered at $0.19 per share for a total of $1,900.

On June 30, 2008, the Company issued 2,500,000 shares of unrestricted common stock to an unaffiliated third party for services rendered at $0.021 per share for a total of $51,250.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of the date of this filing, promissory notes payable to Deacon Enterprises and Thi, Inc. with outstanding principal balances in the amount of $600,000 and $187,715, respectively, are in default. The Company is in discussions with Deacon Enterprises in an attempt to re-negotiate or settle the debt. See Item 1 above.

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

                                        VOYAGER PETROLEUM, INC.



DATED:  August 19, 2008                     BY:  /s/ Sebastien C. DuFort
                                                ----------------------------
                                                Sebastien C. Dufort, President
                                                Chief Executive Officer
                                                (Principal Executive Officer)



DATED:  August 19, 2008                     BY:  /s/ Cathy A. Persin
                                                --------------------------------
                                                Cathy A. Persin
                                                Chief Financial Officer
                                                (Principal Accounting Officer)