Form 10QSB/A
period 2007-06-30
Voyager Petroleum, Inc.
filed 2008-10-06
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock as of August 17, 2007 is:
123,729,136


Transitional Small Business Disclosure Format: Yes / / No /X/

                                EXPLANATORY NOTE

The Company discovered in May, 2008, during its quarterly review of the financial statements for the three months ending March 31, 2008, that 2,354,000 warrants issued in the second quarter of 2007 in connection with the sale of common stock in several cash transactions were fair valued and expensed even though they were not compensatory warrants, resulting in the overstatement of warrant expense in the statement of operations by $166,108. Pursuant to the Securities Purchase Agreements, common stock was sold for $0.10 per share, and as part of the same transaction, warrants were granted to purchase the same number of shares at an exercise price of $0.12 per share which are exercisable over an eighteen month period.

Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Until this point in time, all other warrants issued by the Company were compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the June 30, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital.

We originally entered the transactions for the three months ended June 30, 2007 as a debit to cash for the total proceeds received of $235,400, a credit to common stock for the number of shares issued (2,354,000) at Par ($0.001) or $2,354 and a credit to additional paid-in capital for the remaining consideration of $233,046. In addition, we debited option and warrant expense and credited additional paid-in-capital for the fair value of the warrants of $166,108(Black Shoales calculation). The latter expense entry was made in error. We never should have recorded this expense since the warrants were not issued as compensation for services or consideration for debt. To correct the error, we reversed the expense by crediting option and warrant expense and debiting additional paid-in-capital for $166,108, the fair value of the warrants, in essence reversing the warrant original journal entry.

Since this was a cash transaction for common stock with attached warrants, we do not believe that it is subject to EITF 00-19 which basically describes the accounting for compensatory options and warrants. Additionally, upon review of FAS 133, paragraph 11, we believe that this transaction is exempt derivative accounting.

The accompanying financial statements for three and six months ended June 30, 2007 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

The placement of impairment charges related to intangible assets, gain on sale of equipment and loss on abandonment of assets was previously presented as line items in the Statement of Operations under non-operating income and the placement of stock based compensation related to the issuance of stock options was previously placed as a separate line item. We have moved impairment charges related to intangible assets, gain on sale of equipment and loss on abandonment of assets on the Statement of Operations as line items under operating, general and administrative expenses. We have also reclassified the components of payroll and professional fees paid by stock options into the payroll and professional fee categories on our Statement of Operations. We have also reclassified expenses for the issuance of warrants for financing costs. No change in net income resulted from these reclassifications.

None of these changes has affected the reported Earnings Per Share price at June 30, 2007.

The effect on the Company's previously issued June 30, 2007 financial statements are summarized as follows:


                                                ORIGINALLY FILED    AS AMENDED
                                                         June 30, 2007
                                                 ------------      ------------
           Balance Sheet

Additional paid in capital                          9,644,299         9,478,191
Accumulated deficit                               (10,724,984)      (10,558,876)
Total stockholders' deficit                          (814,027)         (814,027)
                                                 ------------      ------------
Total liabilities and stockholders'              $  1,556,873      $  1,556,873
                                                 ============      ============
  Equity

                                                     ORIGINALLY FILED   AS AMENDED  ORIGINALLY FILED  AS AMENDED
                                                             Three months ended           Six months ended
           Income Statement                                   June 30, 2007                 June 30, 2007
                                                        -----------    -----------    -----------    -----------
Professional fees                                           632,312      1,267,560        975,259      1,610,508

Total operating expense                                     948,266      1,583,515      1,674,298      2,309,547
                                                        -----------    -----------    -----------    -----------

Operating Loss                                             (927,481)    (1,562,730)    (1,640,553)    (2,275,802)

Option and warrant expense                                 (805,881)                     (805,881)
Warrant expense for financing costs                                         (4,524)                       (4,524)

                                                        -----------    -----------    -----------    -----------
Net loss                                                $(1,755,808)   $(1,589,700)   $(2,511,270)   $(2,345,162)
                                                        ===========    ===========    ===========    ===========


                                                     ORIGINALLY FILED  AS AMENDED
                                                            Six months ended
           Statement of Cash Flows                           June 30, 2007
                                                       ----------    ----------
Cash Flows from Operating Activities, Net (loss)       (2,511,270)   (2,345,162)
Issuance of option and warrants for services & fees       805,881       639,772
                                                       ----------    ----------
Net cash used in operating activities                    (710,141)     (710,141)
                                                       ==========    ==========



           Statement of Shareholder's Deficit         ORIGINALLY FILED                   AS AMENDED
                                                                   DEFICIT                        DEFICIT
                                                                  ACCUMULATED                    ACCUMULATED
                                                                  DURING THE                     DURING THE
                                                 ADDITIONAL PAID  DEVELOPMENT    ADDITIONAL PAID DEVELOPMENT
                                                   IN CAPITAL        STAGE        IN CAPITAL        STAGE
                                                  ------------    ------------    -----------    ------------
Options and warrants issued for services & fees        805,881
Stock based compensation                                                              635,248
Warrant expense for financing costs                                                     4,524
Net loss (restated)                                                 (2,511,270)                    (2,345,162)
Balance at June 30, 2007                          $  9,644,299    $(10,724,984)   $  9,478,191   $(10,558,876)
                                                  ============    ============    ============   ============

We have also amended the Item 2 Management's discussion and Analysis or Plan of Operation contained in this 10-QSB/A to include the amended figures. In all other respects, this amended quarterly report on Form 10-QSB/A is unchanged from the quarterly report on Form 10-QSB previously filed by the Company on August 20, 2007.

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  1

Item 2.  Management's Discussion and Analysis or Plan of Operation            17

Item 3.  Controls and Procedures                                              21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3.  Defaults Upon Senior Securities                                      23

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 5.  Other Information                                                    23

Item 6.  Exhibits                                                             23

SIGNATURES                                                                    24

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


                                 VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                       (FORMERLY VOYAGER ONE, INC.)
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)


                                                                               June 30,      December 31,
                                                                                2007             2006
                                                                              (Restated)
                                                                             ------------    ------------

                                     ASSETS
Current Assets
  Cash                                                                       $     33,497    $         --
  Accounts Receivable                                                              48,290          20,328
  Other Receivables                                                                    --          50,000
  Inventory                                                                       106,988              --
  Expense Advance                                                                      --          48,543
  Prepaid Expenses                                                                  9,500           9,500
  Prepaid Consulting Agreements                                                   726,842         428,763
                                                                             ------------    ------------
    Total Current Assets                                                          925,117         557,134

Property and Equipment, net of accumulated depreciation of $7,681
  and $0 at June 30, 2007 and December 31, 2006, respectively                      34,180              --

Deposits                                                                           45,328           7,186

Domain Name                                                                            --           8,867
Deferred Financing Costs, net of accumulated amortization of $101,617 and
  $70,631, at June 30, 2007 and December 31, 2006, respectively                    14,849          45,835
Patents, net of accumulated amortization of $561,498 and $505,906, at
  June 30, 2007 and December 31, 2006, respectively                               537,399         592,991
                                                                             ------------    ------------
  Total Assets                                                               $  1,556,873    $  1,212,013
                                                                             ============    ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Accounts Payable                                                           $    430,696    $    395,148
  Accrued Expenses                                                              1,012,369       1,245,590
  Accrued Interest                                                                195,682          92,186
  Notes Payable, current portion                                                  632,153         247,742
                                                                             ------------    ------------
    Total Current Liabilities                                                   2,270,900       1,980,666

Long Term Note Payable                                                            100,000         855,183
                                                                             ------------    ------------
  Total Liabilities                                                             2,370,900       2,835,849

Commitments                                                                            --              --

Stockholders' (Deficit)
   Preferred Stock Series A, par value $.001, 5,000,000 shares authorized,
      500,000 shares and 1,000,000 shares issued and outstanding at
      June 30, 2007 and December 31, 2006, respectively                               500           1,000
   Common Stock, par value $.001, 200,000,000 shares authorized,
      111,157,950 and 62,835,485 shares issued and outstanding at
      June 30, 2007 and December 31, 2006, respectively                           111,158          62,835
   Subscribed common stock                                                        155,000              --
   Additional paid in capital                                                   9,478,191       6,526,043
   Deficit accumulated during development stage                               (10,558,876)     (8,213,714)
                                                                             ------------    ------------
Total Stockholders' (Deficit)                                                    (814,027)     (1,623,836)
                                                                             ------------    ------------
Total Liabilities and Stockholders' (Deficit)                                $  1,556,873    $  1,212,013
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


                                                                                                                  From inception
                                                        Three Months Ended              Six Months Ended         (June 28, 2002) to
                                                    June 30,        June 30,        June 30,        June 30,         June 30,
                                                      2007            2006            2007            2006             2007
                                                   (Restated)                      (Restated)                      (Restated)
                                                  ------------    ------------    ------------    ------------    ------------
Revenues:
   Sales                                          $     48,290    $         --    $     97,250    $         --    $    117,578
      Cost of goods sold                               (27,505)             --         (63,505)             --         (81,930)
                                                  ------------    ------------    ------------    ------------    ------------

Gross Profit                                            20,785              --          33,745              --          35,648

Operating, general and administrative expenses:
      Communications                                    16,482           3,400          20,352           5,253          98,359
      Payroll                                          208,855          32,338         451,556          99,048       2,802,374
      Professional fees                              1,267,560          30,846       1,610,508          56,021       2,817,004
      Rent                                              18,400           3,600          35,200           7,200         195,771
      Depreciation and amortization                     35,477          13,750          63,273          60,857         842,148
      Impairment charges related to
        intangible assets                                   --              --              --         135,275         135,275
      Gain on sale of equipment                             --              --              --         (26,564)        (26,564)
      Loss on abandonment of assets                         --              --              --              --          10,663
      Other operating general and
        administrative expense                          36,741          39,235         128,659          75,119       1,554,947
                                                  ------------    ------------    ------------    ------------    ------------
                                                     1,583,515         123,169       2,309,547         412,209       8,429,977
                                                  ------------    ------------    ------------    ------------    ------------
Operating loss                                      (1,562,730)       (123,169)     (2,275,802)       (412,209)     (8,394,329)

Non-operating income (expense):

      Interest expense                                 (22,446)        (28,928)        (64,836)        (76,647)     (2,332,067)
      Gain on cancellation of financing fees                --              --              --              --         172,044
      Warrant expense for financing costs               (4,524)             --          (4,524)             --          (4,524)
                                                  ------------    ------------    ------------    ------------    ------------
                                                       (26,970)        (28,928)        (69,360)       ( 76,647)     (2,164,547)

                                                  ------------    ------------    ------------    ------------    ------------
Net Loss                                          $ (1,589,700)   $   (152,097)   $ (2,345,162)   $   (488,856)   $(10,558,876)
                                                  ============    ============    ============    ============    ============


Loss per shares (basic and diluted)               $      (0.02)   $      (0.00)   $      (0.03)   $      (0.02)
                                                  ============    ============    ============    ============

Weighted average number of shares
       Outstanding (basic and diluted)              99,419,005      33,952,496      88,657,050      26,069,602
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

                        Preferred Stock Series A         Common Stock                                      Deficit
                                                                                                         accumulated
                                                                                            Additional   during the
                         Number of      Par        Number of        Par       Subscribed     Paid in     development
                          Shares       $0.001        Shares        $0.001        Stock       Capital        stage          Total
                        ----------  ------------  ------------  ------------  ------------ ------------  ------------  ------------
Balance at
  December 31, 2005      1,000,000  $      1,000    15,170,544  $     15,171  $         -- $  3,590,910  $ (6,664,423) $ (3,057,342)

Common stock issued
  for cash                      --            --    27,594,306        27,594            --    1,513,920            --     1,541,514

Common stock issued
  for financing fees            --            --       200,000           200            --       19,800            --        20,000

Common stock issued
  upon exercise of
  stock options                 --            --       400,000           400            --       99,600            --       100,000

Conversion of notes
  payable and
  debentures into stock         --            --    13,674,476        13,674            --      409,011            --       422,685

Common stock issued
  for reimbursement of
  operating expenses            --            --       251,801           252            --       16,115            --        16,367

Common stock issued
  for services                  --            --     6,486,025         6,486            --      532,337            --       538,823

Cancellation of shares          --            --      (941,667)         (942)           --      (53,058)           --       (54,000)

Options and warrants
  issued for services           --            --            --            --            --      397,408            --       397,408


Net loss                        --            --            --            --            --           --    (1,549,291)   (1,549,291)
                        ----------  ------------  ------------  ------------  ------------ ------------  ------------  ------------

Balance at
  December 31, 2006      1,000,000         1,000    62,835,485        62,835            --    6,526,043    (8,213,714)   (1,623,836)

Common stock issued
  for cash                      --            --    18,397,288        18,397            --      654,111            --       672,508

Conversion of notes
  payable and debentures
  into stock                    --            --    13,727,724        13,729            --      395,008            --       408,737

Common stock issued for
  payroll                       --            --     3,708,180         3,708            --      223,537            --       227,245

Common stock issued for
  services                      --            --    11,989,273        11,989            --    1,039,720            --     1,051,709

Common stock subscribed         --            --            --            --       155,000           --            --       155,000

Conversion of preferred
  shares to common stock  (500,000)         (500)      500,000           500            --           --            --            --

Stock based compensation
  (Restated)                    --            --            --            --            --      635,248            --       635,248

Warrant expense for
  financing costs               --            --            --            --            --        4,524            --         4,524

Net loss                        --            --            --            --            --           --    (2,345,162)   (2,345,162)
                        ----------  ------------  ------------  ------------  ------------ ------------  ------------  ------------

Balance at
  June 30, 2007            500,000  $        500   111,157,950  $    111,158  $    155,000 $  9,478,191  $(10,558,876) $   (814,027)
                        ==========  ============  ============  ============  ============ ============  ============  ============


                             See accompanying Notes to these Condensed Consolidated Financial Statements






                                VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                      (FORMERLY VOYAGER ONE, INC.)
                                      (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                                                         From inception
                                                                                        (June 28, 2002) to
                                                        June 30, 2007    June 30, 2006    June 30, 2007
                                                          (Restated)                        (Restated)
                                                         ------------     ------------     ------------

Cash Flows from Operating Activities:
     Net Loss                                            $ (2,345,162)    $   (488,856)    $(10,558,876)

     Adjustments to reconcile net loss to net cash
      used by operating activities:
        Deferred financing costs                               30,986               --           54,187
        Depreciation and
        amortization                                           63,273           59,534          885,617
        Impairment loss on intangibles                             --          135,275          136,408
        Loss on asset abandonment                                  --               --            9,530
        Imputed interest                                           --               --           23,428
        Issuance of common stock for services and
        payroll                                             1,278,953               --        1,827,851
        Issuance of options and warrants for services
        & fees                                                639,772               --        1,037,180
        Issuance of common stock for financing                     --               --           38,208
        Intrinsic value of beneficial conversion
        feature                                                    --               --        1,580,445
        Conversion of notes payable and debentures
        into stock                                                 --               --          105,126
        Issuance of common stock for accrued interest              --               --           13,601
        Issuance of notes as payment for accrued
        interest                                                   --           13,601           99,205
        Gain on sale of assets                                     --            7,046            7,046.
     Changes in assets and liabilities:
        (Increase) in accounts receivable                     (27,962)              --          (48,290)
        (Increase) in inventories                            (106,988)              --         (106,988)
        Decrease in expense advance                            48,543               --               --
        Decrease in other receivables                          50,000               --               --
        (Increase) in prepaid expenses                             --               --           (9,500)
        (Increase) in prepaid consulting expenses            (298,079)              --         (263,692)
        (Increase) in deposits                                 (3,142)              --          (18,729)
        Increase in accounts payable                           86,222            3,236          477,650
        Increase (decrease) in accrued expenses              (230,052)          70,611          297,468
        Increase (decrease) in accrued interest               103,495          (24,838)         871,659
                                                         ------------     ------------     ------------
            Net cash used in operating activities            (710,141)        (224,391)      (3,541,466)

Cash flows used in Investing Activities:
     Acquisition of fixed assets                              (41,861)              --          (95,394)
     Sale of fixed assets                                          --           16,718           16,718
     Acquisition of patents                                        --               --         (465,922)
     Sale of domain name                                        8,867               --            8,867
     Acquisition of domain name                                    --               --          (10,000)

                                                         ------------     ------------     ------------
        Net cash used in investing activities                 (32,994)          16,718         (545,731)



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

                                                                                               From inception
                                                                                              (June 28, 2002 )to
                                                                June 30, 2007   June 30, 2006   June 30, 2007
                                                                  (Restated)                      (Restated)
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

Management intends to consider other alternatives for its wholly-owned subsidiary, Silicon Film Technologies, Inc., since it no longer fits the Company's long-term business plan. While Silicon has developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images, the Company believes that its strategy to conduct business in the oil industry is better suited for generating higher revenues, in the short and long term, will provide increased opportunities for growth and will provide a sustained longevity that may not be present in the photographic industry. Considering all of these factors, management feels that the change in strategy will present greater opportunity to build stockholder value. On September 22, 2006, Voyager entered into a contractual agreement with ACS so that ACS could proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying our electronic film system. While the contractual agreement terminated in March, 2007, Voyager is in negotiations with ACS regarding possible alternative business transactions.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.


Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation.


NOTE 2. CRITICAL ACCOUNTING POLICIES

Inventory
---------

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.


NOTE 3.  CORRECTION OF AN ERROR

The Company discovered in May, 2008, during its quarterly review of the financial statements for the three months ending March 31, 2008, that 2,354,000 warrants issued in the second quarter of 2007 in connection with the sale of common stock in several cash transactions were fair valued and expensed even though they were not compensatory warrants, resulting in the overstatement of warrant expense in the statement of operations by $166,108. Pursuant to the Securities Purchase Agreements, common stock was sold for $0.10 per share, and as part of the same transaction, warrants were granted to purchase the same number of shares at an exercise price of $0.12 per share which are exercisable over an eighteen month period.

Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Until this point in time, all other warrants issued by the Company were compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the June 30, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital.

We originally entered the transactions for the three months ended June 30, 2007 as a debit to cash for the total proceeds received of $235,400, a credit to common stock for the number of shares issued (2,354,000) at Par ($0.001) or $2,354 and a credit to additional paid-in capital for the remaining consideration of $233,046. In addition, we debited option and warrant expense and credited additional paid-in-capital for the fair value of the warrants of $166,108(Black Shoales calculation). The latter expense entry was made in error. We never should have recorded this expense since the warrants were not issued as compensation for services or consideration for debt. To correct the error, we reversed the expense by crediting option and warrant expense and debiting additional paid-in-capital for $166,108, the fair value of the warrants, in essence reversing the warrant original journal entry.

Since this was a cash transaction for common stock with attached warrants, we do not believe that it is subject to EITF 00-19 which basically describes the accounting for compensatory options and warrants. Additionally, upon review of FAS 133, paragraph 11, we believe that this transaction is exempt derivative accounting.

The accompanying financial statements for three and six months ended June 30, 2007 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

The placement of impairment charges related to intangible assets, gain on sale of equipment and loss on abandonment of assets was previously presented as line items in the Statement of Operations under non-operating income and the placement of stock based compensation related to the issuance of stock options was previously placed as a separate line item. We have moved impairment charges related to intangible assets on the Statement of Operations as a line item under operating, general and administrative expenses. We have also reclassified the components of payroll and professional fees paid by stock options into the payroll and professional fee categories on our Statement of Operations. We have also reclassified expenses for the issuance of warrants for financing costs. No change in net income resulted from these reclassifications.

None of these changes has affected the reported Earnings Per Share price at June 30, 2007.

The effect on the Company's previously issued June 30, 2007 financial statements are summarized as follows:


                                                ORIGINALLY FILED    AS AMENDED
                                                         June 30, 2007
                                                 ------------      ------------
           Balance Sheet

Additional paid in capital                          9,644,299         9,478,191
Accumulated deficit                               (10,724,984)      (10,558,876)
Total stockholders' deficit                          (814,027)         (814,027)
                                                 ------------      ------------
Total liabilities and stockholders'              $  1,556,873      $  1,556,873
                                                 ============      ============
  Equity

                                                     ORIGINALLY FILED   AS AMENDED  ORIGINALLY FILED  AS AMENDED
                                                             Three months ended           Six months ended
           Income Statement                                   June 30, 2007                 June 30, 2007
                                                        -----------    -----------    -----------    -----------
Professional fees                                           632,312      1,267,560        975,259      1,610,508

Total operating expense                                     948,266      1,583,515      1,674,298      2,309,547
                                                        -----------    -----------    -----------    -----------

Operating Loss                                             (927,481)    (1,562,730)    (1,640,553)    (2,275,802)

Option and warrant expense                                 (805,881)                     (805,881)
Warrant expense for financing costs                                         (4,524)                       (4,524)

                                                        -----------    -----------    -----------    -----------
Net loss                                                $(1,755,808)   $(1,589,700)   $(2,511,270)   $(2,345,162)
                                                        ===========    ===========    ===========    ===========


                                                     ORIGINALLY FILED  AS AMENDED
                                                            Six months ended
           Statement of Cash Flows                           June 30, 2007
                                                       ----------    ----------
Cash Flows from Operating Activities, Net (loss)       (2,511,270)   (2,345,162)
Issuance of option and warrants for services & fees       805,881       639,772
                                                       ----------    ----------
Net cash used in operating activities                    (710,141)     (710,141)
                                                       ==========    ==========

           Statement of Shareholder's Deficit         ORIGINALLY FILED                          AS AMENDED
                                                                   DEFICIT                        DEFICIT
                                                                  ACCUMULATED                    ACCUMULATED
                                                                  DURING THE                     DURING THE
                                                 ADDITIONAL PAID  DEVELOPMENT    ADDITIONAL PAID DEVELOPMENT
                                                   IN CAPITAL        STAGE        IN CAPITAL        STAGE
                                                  ------------    ------------    -----------    ------------
Options and warrants issued for services & fees        805,881
Stock based compensation                                                              635,248
Warrant expense for financing costs                                                     4,524
Net loss                                                            (2,511,270)                    (2,345,162)
Balance at June 30, 2007                          $  9,644,299    $(10,724,984)   $  9,478,191   $(10,558,876)
                                                  ============    ============    ============   ============

We have also amended the Item 2 Management's discussion and Analysis or Plan of Operation contained in this 10-QSB/A to include the amended figures. In all other respects, this amended quarterly report on Form 10-QSB/A is unchanged from the quarterly report on Form 10-QSB previously filed by the Company on August 20, 2007.

NOTE 4. GOING CONCERN AND MANAGEMENT'S PLANS

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

NOTE 6. PROPERTY AND EQUIPMENT

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

NOTE 8. NOTES PAYABLE

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

As of June 30, 2007 we have issued options and warrants in 2007 as follow:

o 4,000,000 options granted May 15, 2007 with a term of 3 years, an exercise price of $0.15; granted for consulting services
o 2,300,000 options granted June 29. 2007 with a term of 1 year, an exercise price of $0.15; granted for consulting services
o 1,402,750 warrants granted February 22, 2007 with a term of 5 years, an exercise price of $0.18; granted in connection with the purchase of common stock
o 41,667 warrants granted June 7, 2007 with a term of 3 year, an exercise price of $0.20; granted in connection with conversion of debt valued at $5,000.
o 204,000 warrants granted June 14, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock
o 600,000 warrants granted June 15, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock
o 200,000 warrants granted June 21, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock
o 1,100,000 warrants granted June 22, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock
o 250,000 warrants granted June 22, 2007 with a term of 18 months, an exercise price of $0.12; granted in connection with the purchase of common stock

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

The fair value of options and warrants as of June 30, 2007 was $693,772. No options or warrants have been exercised as of June 30, 2007.

NOTE 10. SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Results of operations consist of the following:


                            JUNE 30,       JUNE 30,
                              2007           2006        $ CHANGE      % CHANGE
                           (Restated)
                            ---------     ---------     ---------     ---------
Revenues                   $   48,290     $      --   $    48,290           100%
Cost of Revenues              (27,505)           --       (27,505)          100%
                            ---------     ---------     ---------
Gross Profit                   20,785            --        20,785           100%
Operating, General and
 Administrative Costs       1,583,515       123,169     1,460,346          1186%
                            ---------     ---------     ---------
Net Operating Loss        $(1,562,730)    $(123,169)  $(1,439,561)         1169%
                            =========     =========     =========

In the second quarter of 2007, we began to see increased revenues to $48,290 from the sale of anti-freeze, base oil and automatic transmission fluid as compared with no sales for the comparable period in 2006. The costs associated with goods sold increased by the same margin resulting in a gross profit of $20,785.

Our operating, general and administrative costs increased by 1186% or $1,460,346 primarily due to a $13,082 increase in communications resulting from the set-up of a computer and phone system in our corporate office, a $176,517 increase in payroll expenses largely resulting from the hiring of new personnel and a $35,000 bonus to Mr. Stanley, our then Chief Financial Officer, a $14,800 increase in rent resulting from a higher monthly rent expense of $1,200 at our new executive office and a $4,000 monthly expense to lease the Detroit processing facility, a $21,727 increase in depreciation and amortization resulting from the depreciation of newly acquired assets and patent amortization, and a $601,466 increase in professional fees largely resulting from an increase of $20,140 in accounting fees, $832,748 in consulting fees, $65,502 in legal fees, $17,062 in engineering fees, $264,367 as a result of the amortization of prepaid business and financial consulting fees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Results of operations consist of the following:


                            JUNE 30,       JUNE 30,
                              2007           2006     $ CHANGE       % CHANGE
                           (Restated)
                          -----------     ---------   ------------   ---------
Revenues                  $    97,250     $      --   $    97,250        100%
Cost of Revenues              (63,505)           --       (63,505)       100%
                          -----------     ---------   -----------
Gross Profit                   33,745            --        33,745        100%
Operating, General and
 Administrative Costs       2,309,547       412,209     1,897,338        460%
                          -----------     ---------   -----------
Net Operating Loss        $(2,275,802)    $(412,209)  $(1,863,593)       452%
                            =========     =========     =========


Revenues continued to increase to $97,250 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as we shifted our focus to selling petroleum-based products resulting in a gross profit of $33,745.

Operating, general and administrative costs increased dramatically by $1,897,338 from $412,209 for the six months ended June 30, 2006 to $2,309,547 for the six months ended June 30, 2007, mostly attributable to cost increases of $15,099 in communication expense, $352,508 in payroll expense, $1,554,486 in professional fees expense, $28,000 in rent expense and $53,539 in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Voyager Petroleum is accounted for as a development stage company. We are currently seeking to expand our operations and are investigating additional business opportunities and potential acquisitions. Accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

                                                  JUNE 30,       DECEMBER 31,
                                                    2007            2006            $ CHANGE     % CHANGE
                                                 -----------     -----------      -----------   -----------
Cash                                             $    33,497     $        --      $    33,497       100%
Accounts Receivable                              $    48,290     $    20,328      $    27,962       138%
Inventory                                        $   106,988     $        --      $   106,988       100%
Accounts Payable, Accrued                        $ 1,638,747     $ 1,732,924      $   (94,177)       (5%)
Expenses and Accrued Interest
Notes Payables                                   $   732,153     $ 1,102,925      $  (370,772)      (34%)
Proceeds from sale of Common Stock               $   672,508     $ 1,541,514      $  (869,006)      (56%)


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

We had $33,497 cash on hand as of June 30, 2007 compared to $0 as of December 31, 2006. In the six months ended June 30, 2007, we financed our operations primarily through the sales of securities of $672,508, sales of securities not yet issued of $155,000, loans by an officer of $23,000, loans by unaffiliated third parties of $55,000, receipt of payments on accounts receivable of $47,288 from the sales of motor oil, anti-freeze, automatic transmission fluid and lubricant-based air freshener, and receipt of payments on other receivables of $50,000. The proceeds were used for general corporate obligations, the payment of promissory notes, the purchase of a 1999 truck capable of transporting both liquid and packaged goods and the purchase of raw materials and packaging and shipping materials. We will continue to need additional cash during the following twelve months to satisfy current liabilities of $2,270,900, specifically, the payment of notes payable which will mature and some past due accounts. These needs will coincide with the cash demands resulting from our general operations and planned expansion. Management believes that the demand for its products is strong. We are and intend to continue selling motor oil, automatic transmission fluid, anti-freeze and petroleum-based air freshener. While we are seeking additional factory capacity to meet this demand, we need the ability to purchase raw materials, primarily base oil, anti-freeze and additives as well as packaging and shipping materials. Since our entry into the petroleum-based lubricant market is recent and we don't have an established credit history, our ability to obtain credit and negotiate favorable terms for the purchase of raw materials is reduced. In general, the time gap between the Company's investments in materials and payment for the finished product is several months. Without cash resources and storage capacity, the Company can only maintain a limited level of inventory and service only a small portion of potential orders for its products. By September 30, 2007, we anticipate a need to raise $500,000 to satisfy our cash demands. In addition, we will need to seek financing in the amount of $1.5 million from outside sources to fund the purchase of processing equipment at about $500,000 for and the ultimate purchase of the Detroit processing facility at $750,000, assuming due diligence is satisfactory.

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

ITEM 3. CONTROLS AND PROCEDURES.


We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of June 30, 2007, and as amended on September 10, 2008 as a result of management's re-evaluation of these matters, that our disclosure controls and procedures were not effective because there was an overstatement of warrant expense of $166,108 due to an accounting error which was discovered in May, 2008. This overstatement was due to a misapplication of generally accepted accounting principles (GAAP) and a misinterpretation of data related to warrants issued in connection with the sales of common stock. No expenses should have been recognized.

While the issuance of the warrants in question were properly accounted for in the Company's records as associated with the sale of common stock, the data was misinterpreted. Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Prior to this error, all warrants had been issued in connection with services and therefore compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the June 30, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital. The accompanying financial statements for the three months ended June 30, 2007 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

During the three months ended June 30, 2007, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13(a)-15 or Rule 15(d)-15(f)that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, during the three months ended June 30, 2008, after the discovery of the accounting error as outlined above, the Company has changed its internal controls to require a dialogue between our Chief Executive Officer, our Chief Financial Officer, our external financial reporting department, and, as soon as practical, with the Company's external auditors in every instance in which the Company is involved in a new type of transaction to ensure that data associated therewith is not misinterpreted and is properly stated.

The Company also revised its review procedures related to material financial transactions so that these transactions are identified early and the accounting for these transactions are reviewed by the Company's CEO, CFO, external financial reporting department and, as soon as practical, with the Company's external auditors.

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

                    VOYAGER PETROLEUM, INC. AND SUBSIDIARIES


DATED:                               BY:
                                         ---------------------------------
                                         SEBASTIEN C. DUFORT, PRESIDENT
                                         (CHIEF EXECUTIVE OFFICER)



DATED:                               BY:
                                         ---------------------------------
                                         CATHY A. PERSIN
                                         CHIEF FINANCIAL OFFICER

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                              EXPLANATORY NOTE

The purpose of this amendment is to modify the presentation of our gain on the sale of equipment, loss on abandonment of assets and our stock option expense on our Statement of Operations as originally filed with our March 31, 2008 Form 10-Q.

The gain on sale of equipment and loss on abandonment of assets are moved from a non-operating expense to an operating expense. The placement of stock based compensation related to the issuance of stock options was previously placed as a separate line item. We have reclassified the components of payroll and professional fees paid by stock options into the payroll and professional fee categories in accordance with SAB 14F guidance. These presentation modifications have no effect on net income or earnings per share as originally presented in our March 31, 2008 Form 10-Q and only affects our inception to date information on our Statement of Operations.




                                                     From inception     >From inception
                                                     (June 28, 2002)    (June 28, 2002)
                                                           to                 to
                                                      March 31, 2008    March 31, 2008
                                                        (Restated)        (Restated)

                                                           As filed         Amended
                                                       -------------    -------------

Gross profit                                                  15,237           15,237

Operating, general and administrative expenses:
  Payroll                                                  3,200,436        4,366,130
  Professional fees                                        2,980,127        3,664,202
  Impairment charges related to intangible assets            135,275          135,275
  Option and warrant expense                               1,849,769
  Gain on sale of equipment                                       --          (26,564)
  Loss on abandonment of assets                                   --           10,663
  Other operating, general and administrative expense      2,962,985        2,962,724
                                                       -------------    -------------
                                                          11,128,592       11,112,431

Operating loss                                           (11,113,355)     (11,097,194)

Non-operating income (expense):
  Interest expense                                        (2,501,084)      (2,501,084)
  Interest income                                                278              278
  Gain on cancellation of financing fees                     172,044          172,044
  Gain on sale of equipment                                   26,564               --
  Warrant expense for financing costs                         (4,263)          (4,524)
  Loss on abandonment of assets                              (10,663)              --
                                                       -------------     -------------
                                                          (2,317,124)      (2,333,286)
                                                       -------------     -------------
Net loss                                               $ (13,430,479)   $ (13,430,479)
                                                       ==============    =============

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
                                                                                 ============    ============


                 See accompanying Notes to these Condensed Consolidated Financial Statements.






                                VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (A DEVELOPMENT STAGE COMPANY)
                                              (UNAUDITED)


                                                                                        From inception
                                                                                        (June 28, 2002)
                                                                                              to
                                                                                        March 31, 2008
                                                      March 31, 2008   March 31, 2007     (Restated)
                                                       -------------    -------------    -------------
Revenues:
  Sales                                                $          --    $      48,960    $     702,826
  Cost of goods sold                                           3,647           36,000          687,589
                                                       -------------    -------------    -------------
Gross profit                                                  (3,647)          12,960           15,237


Operating, general and administrative expenses:
  Payroll                                                    116,851          242,701        4,366,130
  Professional fees                                          248,598          342,947        3,664,202
  Impairment charges related to intangible assets                 --               --          135,275
  Gain on sale of equipment                                       --               --          (26,564)
  Loss on abandonment of assets                                   --               --           10,663
  Other operating, general and administrative expense        140,717          140,384        2,962,724
                                                       -------------    -------------    -------------
                                                             506,166          726,032       11,112,430


Operating loss                                              (509,813)        (713,072)     (11,097,193)


Non-operating income (expense):
  Interest expense                                           (26,505)         (42,390)      (2,501,084)
  Interest income                                                278               --              278
  Gain on cancellation of financing fees                          --               --          172,044
  Warrant expense for financing costs                             --               --           (4,524)
                                                       -------------    -------------    -------------
                                                             (26,227)         (42,390)      (2,333,286)
                                                       -------------    -------------    -------------
Net loss                                               $    (536,040)   $    (755,462)   $ (13,430,479)
                                                       =============    =============    =============


Loss per share (basic and diluted)                     $       (0.00)   $       (0.01)
                                                       =============    =============

Weighted average number of shares outstanding            137,912,772       76,653,080
                                                       =============    =============


              See accompanying Notes to these Condensed Consolidated Financial Statements.





                                   VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                                From inception
                                                                                                (June 28, 2002)
                                                                                                      to
                                                                                                March 31, 2008
                                                                March 31, 2008  March 31, 2007    (Restated)
                                                                 ------------    ------------    ------------
Cash Flows from Operating Activities:
     Net Loss                                                    $   (536,040)   $   (755,462)   $(13,430,479)

     Adjustments to reconcile net loss to
        net cash used by operating activities:
        Deferred financing costs                                       14,069              --          75,851
        Depreciation and amortization                                  36,707          54,816         986,570
        Impairment charges related to intangible assets                    --              --         136,408
        Loss on asset abandonment                                          --              --          10,663
        Imputed interest                                                   --              --          23,428
        Issuance of common stock for services and payroll              46,457         169,744       2,279,968
        Issuance of options and warrants for services and fees             --         215,066       1,854,031
        Issuance of common stock for financing                             --              --          40,638
        Intrinsic value of beneficial conversion feature                   --              --       1,580,445
        Conversion of notes payable and debentures into stock              --              --         105,126
        Issuance of common stock for accrued interest                      --              --          13,601
        Issuance of notes as payment for accrued interest                  --              --          99,205
        Gain on sale of assets                                             --              --           7,046
        Notes payable- short term                                          --         233,305              --
        Loans payable- long term                                           --        (405,183)             --
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                     25,433         (16,752)             --
        (Increase) decrease in inventories                            (19,070)           (432)       (102,988)
        (Increase) decrease in expense advance                             --          48,543              --
        (Increase) decrease in other receivables                          (25)             --          (1,629)
        Decrease (increase) in prepaid expenses                       125,262              --         286,285
        (Increase) decrease in prepaid consulting expenses             (7,136)         66,054          (7,136)
        (Increase) decrease in deposits                                (9,301)        (38,062)        (29,316)
        (Increase) decrease in bank overdraft                              --          (7,124)          7,124
        (Increase) decrease in domain name                                 --           8,867              --
        Increase (decrease) in accounts payable                       158,860         (30,703)        855,927
        Increase (decrease) in accrued expenses                        95,479         (43,677)        401,286
        Increase (decrease) in accrued interest                         8,743           7,971         804,162
                                                                 ------------    ------------    ------------
           Net cash used in operating                                 (60,562)       (493,029)     (4,003,783)
           activities

Cash flows used in Investing Activities:
          Acquisition of fixed assets                                (174,968)             --        (522,410)
          Sale of fixed assets                                             --              --          16,718
          Acquisition of patents                                           --              --        (465,922)
          Sale of domain name                                              --              --           8,867
          Tradenames                                                       --              --          (5,000)
          Acquisition of domain name                                       --              --         (10,000)
                                                                 ------------    ------------    ------------
             Net cash used in investing activities                   (174,968)             --        (977,747)



                 See accompanying Notes to these Condensed Consolidated Financial Statements.






                                     VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (CONTINUED)
                                                   (UNAUDITED)

                                                                                                   From inception
                                                                                                   (June 28, 2002)
                                                                                                         to
                                                                         March 31,     March 31,    March 31, 2008
                                                                           2008          2007         (Restated)
                                                                       -----------    -----------    -----------
Cash flows provided by Financing Activities:
     Cancellation of financing fees                                             --             --       (172,044)
     Recapitalization                                                           --             --        (33,804)
     Conversion of notes to common stock                                        --        233,530     (1,446,093)
     Issuance of common stock for cash                                          --        257,108      3,050,571
     Deferred financing costs                                                1,757             --        (43,842)
     Subscribed common stock                                                77,000          4,783        176,990
     Proceeds from notes payable                                           265,043             --      4,093,828
     Payments for notes payable                                            (33,966)            --       (554,796)
                                                                       -----------    -----------    -----------
         Net cash provided by financing                                    309,834        495,421      5,070,810

Net increase (decrease) in cash                                             74,304          2,392         89,280
Cash, beginning of year                                                     14,976             --             --
                                                                       -----------    -----------    -----------
Cash, end of year                                                      $    89,280    $     2,392    $    89,280
                                                                       ===========    ===========    ===========

Cash paid for:
     Interest                                                          $        --    $        --    $    36,686
     Income Taxes                                                      $        --    $        --    $        --

Supplemental schedule of non-cash Investing and Financing Activities
      Issuance of Voyager One, Inc. common stock                       $        --    $        --    $   (33,804)
      Issuance of 3,073,000 shares of common stock for patents         $        --    $        --    $   768,250
      Cancellation of debentures issued for financing fees             $        --    $        --    $  (750,000)
      Issuance of convertible debentures for financing fees            $        --    $        --    $   870,000
      Issuance of common stock for exercise of options                 $        --    $        --    $   100,000
      Issuance of common stock for financing fees                      $        --    $        --    $    38,208
      Salary prepaid with stock                                        $        --    $        --    $     7,821
      Issuance of common stock for notes, debentures,
        accrued interest and accounts payable                          $    78,000    $   233,530    $ 2,588,461
      Issuance of note payable for deposit                             $        --    $        --    $    35,000
      Preferred shares converted to common stock                       $        --    $        --    $       500
      Purchase of fixed asset and capitalization of deferred
        financing fees through capital lease                           $    55,600    $        --    $   181,000
      Purchase of fixed asset through debt                             $    23,000    $        --    $    23,000
      Reclassification of accounts payable to notes or lease payable   $    76,795    $        --    $   127,469
      Reclassification of accrued interest to notes payable            $        --    $        --    $     4,086
      Cancellation of common stock for prepaid consulting              $   150,000    $        --    $   150,000

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

NOTE 2. CORRECTION OF ERRORS

The Company will restate it's previously issued December 31, 2007 financial statements for matters related to the following previously reported items: The Company discovered in May, 2008 that option and warrant expenses of $537,637 were overstated due to expenses associated with cash sales of common stock. In addition, the inventory account was understated by $7,472. The following is a summary of the restatements for December 31, 2007 to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

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


The patents, which are valued at $1,234,172, are being amortized over their useful life from February 1, 2003 to May, 2011 and there remains three years and two months to be amortized as of March 31, 2008.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES


In May, 2008, management discovered during its quarterly review of the financial statements for the three months ending March 31, 2008, that there was an overstatement of warrant expenses of $537,637 for the year ended December 31, 2007 due to an accounting error. This overstatement was due to a misapplication of GAAP and a misinterpretation of data related to warrants issued in connection with the sales of common stock during the second and third quarter of 2007 and these warrants were expensed for a total of $537,637. No expenses should have been recognized. Prior warrants had been issued in connection with services and were therefore compensatory which required them to be expensed. While the issuance of the warrants in question were properly accounted for in the Company's records as associated with the sale of common stock, the data was misinterpreted. Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the Statement of Operations for each period affected. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital. A correction of the reported expense reduced the net loss for the year ended 2007 by approximately 10%, an improvement of the company's overall financial position. The financial statements for the year ended December 31, 2007, for the three months ended September 30, 2007 and for the three months ended June 30, 2007 have been restated in amended filings to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

Based on this discovery, the Company re-evaluated the effectiveness of the Company's internal control over financial reporting for the three months ended March 31, 2008. In making this re-evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our Chief Executive Officer and Chief Financial Officer concluded, as of
March 31, 2008, and as amended on September 10, 2008 as a result of management's re-evaluation of these matters, that, as of March 31, 2008, there was a material weakness in our internal control over financial reporting and, therefore, management has further concluded that its internal control over financial reporting was not effective based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this Report, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13(a)-15 or Rule 15(d)-15(f)that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, during the three months ended June 30, 2008, after the discovery of the weakness as outlined above, the Company has changed its internal controls to require a dialogue between our Chief Executive Officer, our Chief Financial Officer, our external financial reporting department and, as soon as practical, with the Company's external auditors, in every instance in which the Company is involved in a new type of transaction to ensure that data associated therewith is not misinterpreted and is properly stated.

The Company also revised its review procedures related to material financial transactions so that these transactions are identified early and the accounting for these transactions are reviewed by the Company's CEO, CFO, external financial reporting department and, as soon as practical, with the Company's external auditors.

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

                                        VOYAGER PETROLEUM, INC.



DATED: October 6, 2008                  BY:  /s/ Sebastien C. Dufort
                                            ------------------------------------
                                            SEBASTIEN C. DUFORT, PRESIDENT
                                            CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)



DATED: October 6, 2008                 BY:  /s/ Cathy A. Persin
                                            ------------------------------------
                                            CATHY A. PERSIN
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING OFFICER)