Form 10QSB/A
period 2007-09-30
Voyager Petroleum, Inc.
filed 2008-10-06
CIK 1140300

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


The number of shares of the registrant's common stock as of November 16, 2007 is: 129,234,928


Transitional Small Business Disclosure Format: Yes / / No /X/

                                EXPLANATORY NOTE

The Company discovered in May, 2008, during its quarterly review of the financial statements for the three months ending March 31, 2008, that 3,815,494 warrants issued in the third quarter of 2007 and 2,354,000 warrants issued in the second quarter of 2007 in connection with the sale of common stock in several cash transactions were fair valued and expensed even though they were not compensatory warrants, resulting in the overstatement of warrant expense in the statement of operations by $537,637. Pursuant to the Securities Purchase Agreements, common stock was sold for $0.10 per share, and as part of the same transaction, warrants were granted to purchase the same number of shares at an exercise price of $0.12 per share which are exercisable over either a twelve month or eighteen month period.

Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Until this point in time, all other warrants issued by the Company were compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the September 30, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital.

We originally entered the transactions for the three months ended September 30, 2007 as a debit to cash for the total proceeds received of $381,549, a credit to common stock for the number of shares issued (3,815,494) at Par ($0.001)or $3,815 and a credit to additional paid-in capital for the remaining consideration of $377,734. In addition, we debited option and warrant expense and credited additional paid-in-capital for the fair value of the warrants of $371,529(Black Shoales calculation). The latter expense entry was made in error. We never should have recorded this expense since the warrants were not issued as compensation for services or consideration for debt. To correct the error, we reversed the expense by crediting option and warrant expense and debiting additional paid-in-capital for $371,529, the fair value of the warrants, in essence reversing the warrant original journal entry.

Since this was a cash transaction for common stock with attached warrants, we do not believe that it is subject to EITF 00-19 which basically describes the accounting for compensatory options and warrants. Additionally, upon review of FAS 133, paragraph 11, we believe that this transaction is exempt derivative accounting.

The accompanying financial statements for three and nine months ended September 30, 2007 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".


The placement of impairment charges related to intangible assets, gain on sale of equipment and loss on abandonment of assets were previously presented as line items in the Statement of Operations under non-operating income and the placement of stock based compensation related to the issuance of stock options was previously presented as a separate line item. We have moved impairment charges related to intangible assets, gain on sale of equipment and loss on abandonment of assets on the Statement of Operations as line items under operating, general and administrative expenses. We have also reclassified the components of payroll and professional fees paid by stock options into the payroll and professional fee categories on our Statement of Operations. We have also reclassified expenses for the issuance of warrants for financing costs. No change in net income resulted from these reclassifications.

None of these changes has affected the reported Earnings Per Share price at September 30, 2007.

The effect on the Company's previously issued September 30, 2007 financial statements are summarized as follows:

                                               ORIGINALLY FILED      AS AMENDED
                                                        September 30, 2007
                                                 ------------      ------------
           Balance Sheet
Additional paid in capital                         11,546,266        11,008,629
Accumulated deficit                               (12,374,537)      (11,836,900)
Total stockholders' deficit                          (598,961)         (598,961)
                                                 ------------      ------------
Total liabilities and stockholders'              $  1,557,617      $  1,557,617
                                                 ============      ============
  Equity

                                      ORIGINALLY FILED   AS AMENDED    ORIGINALLY FILED     AS AMENDED
                                             Three months ended                Nine months ended
           State of Operations               September 30, 2007               September 30, 2007
                                        -----------      -----------      -----------      -----------
Payroll                                     520,096          811,828          971,652        1,263,385
Professional fees                           310,052          310,052        1,213,778        1,920,560

Total operating expense                     981,674        1,273,406        2,655,973        3,582,955
                                        -----------      -----------      -----------      -----------

Operating Loss                             (972,761)      (1,264,493)      (2,613,315)      (3,540,297)

Option and warrant expense                  663,261                         1,469,142
Warrant expense for financing costs                               --                            (4,524)

                                        -----------      -----------      -----------      -----------
Net loss                                $(1,649,551)     $(1,278,022)     $(4,160,823)     $(3,623,186)
                                        ===========      ===========      ===========      ===========


                                                    ORIGINALLY FILED  AS AMENDED
                                                            Nine months ended
           Statement of Cash Flows                         September 30, 2007
                                                       ----------    ----------
Cash Flows from Operating Activities, Net (loss)       (4,160,823)   (3,623,186)
Issuance of option and warrants for services & fees     1,469,142       931,505
                                                       ----------    ----------
Net cash used in operating activities                  (1,105,355)   (1,105,355)




           Statement of Shareholder's Deficit             ORIGINALLY FILED                     AS AMENDED
                                                                       DEFICIT                            DEFICIT
                                                                     ACCUMULATED                        ACCUMULATED
                                                                     DURING THE                         DURING THE
                                                   ADDITIONAL PAID   DEVELOPMENT     ADDITIONAL PAID    DEVELOPMENT
                                                     IN CAPITAL        STAGE            IN CAPITAL         STAGE
                                                    ------------    -------------      ------------     ------------
Options and warrants issued for services & fees        1,469,142               --                --               --
Stock based compensation                                      --               --           926,981               --
Warrant expense for financing costs                           --               --             4,524               --
Net loss                                                      --       (4,160,823)               --       (3,623,186)
Balance at September 30, 2007                       $ 11,546,266     $(12,374,537)     $ 11,008,629     $(11,836,900)
                                                    ============     ============      ============     ============

We have also amended the Item 2 Management's discussion and Analysis or Plan of Operation contained in this 10-QSB/A to include the amended figures. In all other respects, this amended quarterly report on Form 10-QSB/A is unchanged from the quarterly report on Form 10-QSB previously filed by the Company on November 19, 2007.

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


                                  VOYAGER PETROLEUM, INC. AND SUBSIDIARIES
                                        (FORMERLY VOYAGER ONE, INC.)
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)


                                                                              September 30,    December 31,
                                                                                  2007             2006
                                                                               (Restated)
                                                                              ------------     ------------

                                     ASSETS
Current Assets
   Cash                                                                       $     27,323     $         --
   Accounts Receivable                                                             112,142           20,328
   Other Receivables                                                                    --           50,000
   Inventory                                                                       227,572               --
   Expense Advance                                                                      --           48,543
   Prepaid Expenses                                                                 12,394            9,500
   Prepaid Consulting Agreements                                                   480,014          428,763
                                                                              ------------     ------------
     Total Current Assets
                                                                                   859,445          557,134

Property and Equipment, net of accumulated depreciation of $8,309 and $0
  at September 30, 2007 and December 31, 2006, respectively                        126,040               --
Deposits                                                                            46,375            7,186
Domain Name                                                                             --            8,867
Deferred Financing Costs, net of accumulated amortization of $105,312 and
  $70,631, at September 30, 2007 and December 31, 2006, respectively                11,154           45,835
Patents, net of accumulated amortization of $589,294 and $505,906, at
  September 30, 2007 and December 31, 2006, respectively                           509,603          592,991
Trademarks                                                                           5,000               --
                                                                              ------------     ------------
  Total Assets                                                                $  1,557,617     $  1,212,013
                                                                              ============     ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
  Accounts Payable                                                            $    638,386     $    395,148
  Accrued Expenses                                                               1,056,015        1,245,590
  Accrued Interest                                                                 114,217           92,186
  Notes Payable, current portion                                                   247,960          247,742
                                                                              ------------     ------------
    Total Current Liabilities
                                                                                 2,056,578        1,980,666

Long Term Note Payable                                                             100,000          855,183
                                                                              ------------     ------------
  Total Liabilities                                                              2,156,578        2,835,849

Stockholders' (Deficit)
   Preferred Stock Series A, par value $.001, 5,000,000 shares authorized,
      500,000 shares and 1,000,000 shares issued and outstanding at
      September 30, 2007 and December 31, 2006, respectively                           500            1,000
   Common Stock, par value $.001, 200,000,000 shares authorized,
      128,815,928 and 62,835,485 shares issued and outstanding at
      September 30, 2007 and December 31, 2006, respectively                       128,816           62,835
   Subscribed common stock (999,940 shares)                                         99,994               --
   Additional paid in capital                                                   11,008,629        6,526,043
   Deficit accumulated during development stage                                (11,836,900)      (8,213,714)
                                                                              ------------     ------------
Total Stockholders' (Deficit)                                                     (598,961)      (1,623,836)
                                                                              ------------     ------------
Total Liabilities and Stockholders' (Deficit)                                 $  1,557,617     $  1,212,013
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


                                                                                                                     From inception
                                                                                                                     (June 28, 2002)
                                                   Three Months Ended                  Nine Months Ended                   to
                                             September 30,     September 30,     September 30,     September 30,     September 30,
                                                 2007              2006              2007              2006               2007
                                              (Restated)                          (Restated)                           (Restated)
                                             -------------     -------------     -------------     -------------     -------------
Revenues:
   Sales                                     $     380,161     $          --     $     477,411     $          --     $     497,739
   Cost of goods sold                             (371,248)               --          (434,753)               --          (453,178)
                                             -------------     -------------     -------------     -------------     -------------

Gross Profit                                         8,913                --            42,658                --            44,561

Operating, general and administrative
 expenses:
   Communications                                   14,436             3,651            34,788             8,905           112,795
   Payroll                                         811,828           326,754         1,263,385           425,802         3,614,203
   Professional fees                               310,052            96,585         1,920,560           171,371         3,127,057
   Rent                                             19,800             3,600            55,000            10,800           215,571
   Depreciation and amortization                    28,424            96,859            91,697           158,491           870,572
   Impairment charges related to
     intangible assets                                  --                --                --           135,275           135,275
   Gain on sale of equipment                            --                --                --           (26,566)          (26,564)
   Loss on abandonment of assets                        --                --                --                --            10,663
   Other operating general and
     administrative expense                         88,865            31,085           217,525            86,665         1,643,813
                                             -------------     -------------     -------------     -------------     -------------
                                                 1,273,406           558,534         3,582,955           970,743         9,703,385

Operating loss                                  (1,264,493)         (558,534)       (3,540,297)         (970,743)       (9,658,824)

Non-operating income (expense):

   Interest expense                                (13,529)          (19,165)          (78,365)          (95,822)       (2,345,596)
   Gain on cancellation of financing fees               --                --                --                --           172,044
   Warrant expense for financing costs                  --                --            (4,524)               --            (4,524)
                                             -------------     -------------     -------------     -------------     -------------
                                                   (13,529)          (19,165)          (82,889)          (95,822)       (2,178,076)
                                             -------------     -------------     -------------     -------------     -------------
Net Loss                                     $  (1,278,022)    $    (577,699)    $  (3,623,186)    $  (1,066,565)    $ (11,836,900)
                                             =============     =============     =============     =============     =============

Loss per shares (basic and diluted)          $       (0.01)    $       (0.01)    $       (0.04)    $       (0.03)
                                             =============     =============     =============     =============

Weighted average number of shares
       Outstanding (basic and diluted)         122,136,810        41,754,116        99,939,607        31,370,266
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

                         Preferred Stock Series A       Common Stock                                      Deficit
                                                                                                        accumulated
                                                                                          Additional    during the
                           Number of      Par       Number of       Par      Subscribed    Paid in      development
                            Shares       0.001       Shares       $0.001        Stock      Capital         stage          Total
                          ----------   ---------  -----------   ----------   ----------  ------------   ------------   ------------
Balance at
  December 31, 2005        1,000,000   $   1,000   15,170,544   $   15,171   $       --  $  3,590,910   $ (6,664,423)  $ (3,057,342)

Common stock issued
  for cash                        --          --   27,594,306       27,594           --     1,513,920             --      1,541,514

Common stock issued for
  financing fees                  --          --      200,000          200           --        19,800             --         20,000

Common stock issued
  upon exercise of stock
  options                         --          --      400,000          400           --        99,600             --        100,000

Conversion of notes
  payable and debentures
  into stock                      --          --   13,674,476       13,674           --       409,011             --        422,685

Common stock issued for
  reimbursement of
  operating expenses              --          --      251,801          252           --        16,115             --         16,367

Common stock issued
  for services                    --          --    6,486,025        6,486           --       532,337             --        538,823

Cancellation of shares            --          --     (941,667)        (942)          --       (53,058)            --        (54,000)

Options and warrants
  issued for services             --          --           --           --           --       397,408             --        397,408

Net loss                          --          --           --           --           --            --     (1,549,291)    (1,549,291)
                          ----------   ---------  -----------   ----------   ----------  ------------   ------------   ------------

Balance at
  December 31, 2006        1,000,000       1,000   62,835,485       62,835           --     6,526,043     (8,213,714)    (1,623,836)

Common stock issued
  for cash                        --          --   23,762,782       23,764           --     1,185,295             --      1,209,059

Conversion of notes
  payable, financing fees
  and debentures into
  stock                           --          --   23,323,253       23,323           --       777,020             --        800,343

Common stock issued
  for payroll                     --          --    3,708,180        3,708           --       223,536             --        227,244

Common stock issued
  for services                    --          --   14,686,228       14,686           --     1,365,230             --      1,379,916

Common stock subscribed
  (999,940 shares)                --          --           --           --       99,994            --             --         99,994

Conversion of preferred
  shares to common stock    (500,000)       (500)     500,000          500           --            --             --             --

Stock based compensation
  (Restated)                      --          --           --           --           --       926,981             --        926,981

Warrant expense for
  financing costs                 --          --           --           --           --         4,524             --          4,524

Net loss (restated)               --          --           --           --           --            --     (3,623,186)    (3,623,186)
                          ----------   ---------  -----------   ----------   ----------  ------------   ------------   ------------
Balance at
  September 30, 2007         500,000   $     500  128,815,928   $  128,816   $   99,994  $ 11,008,629   $(11,836,900)  $   (598,961)
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

                                                                                                  From inception
                                                               Nine Months Ended                (June 28, 2002) to
                                                                 September 30,    September 30,    September 30,
                                                                     2007             2006             2007
                                                                  (Restated)                        (Restated)
                                                                 ------------     ------------     ------------

Cash Flows from Operating Activities:
     Net Loss                                                    $ (3,623,186)    $ (1,066,565)    $(11,836,900)

     Adjustments to reconcile net loss to
       net cash used by operating activities:
        Deferred financing costs                                       34,681           23,201           57,882
        Depreciation and amortization                                  91,697          158,491          914,041
        Impairment loss on intangibles                                     --          135,275          136,408
        Loss on asset abandonment                                          --               --            9,530
        Imputed interest                                                   --               --           23,428
        Issuance of common stock for services and payroll           1,607,160               --        2,156,058
        Issuance of options and warrants for services & fees          931,505          305,079        1,328,913
        Issuance of common stock for financing costs                    2,430               --           40,638
        Intrinsic value of beneficial conversion feature                   --               --        1,580,445
        Conversion of notes payable and debentures into stock              --               --          105,126
        Issuance of common stock for accrued interest                      --           13,601           13,601
        Issuance of notes as payment for accrued interest                  --               --           99,205
        Gain on sale of assets                                             --            7,046            7,046
     Changes in assets and liabilities:
        (Increase) in accounts receivable                             (91,814)              --         (112,142)
        (Increase) in inventories                                    (227,572)              --         (227,572)
        Decrease (increase) in expense advance                         48,543          (50,500)              --
        Decrease in other receivables                                  50,000               --               --
        (Increase) decrease in prepaid expenses and
          consulting agreements                                       (54,144)          21,580          (29,258)
        (Increase) in deposits                                         (4,189)              --          (19,776)
        Increase in accounts payable                                  293,911            8,328          685,341
        (Decrease) increase in accrued expenses                      (189,575)          88,431          341,109
        Increase (decrease) in accrued interest                        25,198          (20,944)         790,195
                                                                 ------------     ------------     ------------
            Net cash used in operating activities                  (1,105,355)        (376,977)      (3,936,682)

Cash flows used in Investing Activities:
     Redemption of convertible debentures                                  --          (21,582)              --
     Acquisition of fixed assets                                     (134,349)              --         (187,882)
     Sale of fixed assets                                                  --           16,718           16,718
     Acquisition of patents                                                --               --         (465,922)
     Acquisition of trademarks                                         (5,000)              --           (5,000)
     Sale of domain name                                                8,867               --            8,867
     Acquisition of domain name                                            --               --          (10,000)
                                                                 ------------     ------------     ------------
        Net cash used in investing activities                        (130,482)          (4,864)        (643,219)



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

                                                                                                From inception
                                                                                              (June 28, 2002) to
                                                                 September 30,   September 30,   September 30,
                                                                    2007            2006             2007
                                                                  (Restated)                     (Restated)
                                                                 -----------     -----------     -----------

Cash flows provided by Financing Activities:
      Cancellation of financing fees                                      --              --        (172,044)
      Recapitalization                                                    --              --         (33,804)
      Conversion of notes to common stock                                 --              --      (1,446,093)
      Issuance of common stock for cash                            1,209,057         310,099       3,050,573
      Proceeds from subscribed common stock                           99,994              --          99,994
      Proceeds from notes payable                                     63,000         214,800       3,600,785
      Payments for notes payable                                    (108,891)        (27,608)       (492,187)
                                                                 -----------     -----------     -----------
         Net cash provided by financing activities                 1,263,160         497,291       4,607,224

Net increase (decrease) in cash                                       27,323         115,450          27,323
Cash, beginning of year                                                   --           6,195              --
                                                                 -----------     -----------     -----------
Cash, end of year                                                $    27,323     $   121,645     $    27,323
                                                                 ===========     ===========     ===========

Cash paid for:
      Interest                                                   $     5,075     $     8,504     $    23,197
      Income Taxes                                               $        --     $        --     $        --

Supplemental schedule of non-cash Investing
  and Financing Activities:
     Issuance of Voyager Petroleum, Inc. common stock            $        --     $        --     $   (33,804)
     Issuance of 3,073,000 shares of common stock for patents    $        --     $        --     $   768,250
     Cancellation of debentures issued for financing fees        $        --     $        --     $  (750,000)
     Issuance of convertible debentures for financing fees       $        --     $        --     $   870,000
     Issuance of common stock for exercise of options            $        --     $   100,000     $   100,000
     Issuance of common stock for financing fees                 $        --     $    20,000     $    38,208
     Issuance of common stock for notes, debentures,
       accrued interest and accounts payable                     $   797,913     $   263,629     $ 2,244,006
     Issuance of note payable for deposit                        $    35,000     $        --     $    35,000
     Issuance of common stock for services                       $        --     $   407,178     $        --
     Issuance of options and warrants for services               $        --     $   305,079     $        --
     Preferred shares converted to common stock                  $       500     $        --     $       500
     Reclassification of accounts payable to notes payable       $    36,162     $        --     $    36,162
     Reclassification of accrued interest to notes payable       $    20,345     $        --     $    20,345




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


Management intends to consider other alternatives for its wholly-owned subsidiary, Silicon Film Technologies, Inc., since it no longer fits the Company's long-term business plan. While Silicon has developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images, the Company believes that its strategy to conduct business in the oil industry is better suited for generating higher revenues, in the short and long term, will provide increased opportunities for growth and will provide a sustained longevity that may not be present in the photographic industry. Considering all of these factors, management feels that the change in strategy will present greater opportunity to build stockholder value. On September 22, 2006, Voyager entered into a contractual agreement with Applied Color Science ("ACS") so that ACS could proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying our electronic film system. While the contractual agreement terminated in March, 2007, Voyager is in negotiations with ACS possible alternative business transactions.

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

NOTE 3.  CORRECTION OF AN ERROR

The Company discovered in May, 2008, during its quarterly review of the financial statements for the three months ending March 31, 2008, that 3,815,494 warrants issued in the third quarter of 2007 and 2,354,000 warrants issued in the second quarter of 2007 in connection with the sale of common stock in several cash transactions were fair valued and expensed even though they were not compensatory warrants, resulting in the overstatement of warrant expense in the statement of operations by $537,637. Pursuant to the Securities Purchase Agreements, common stock was sold for $0.10 per share, and as part of the same transaction, warrants were granted to purchase the same number of shares at an exercise price of $0.12 per share which are exercisable over either a twelve month or eighteen month period.

Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Until this point in time, all other warrants issued by the Company were compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the September 30, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital.

We originally entered the transactions for the three months ended September 30, 2007 as a debit to cash for the total proceeds received of $381,549, a credit to common stock for the number of shares issued (3,815,494) at Par ($0.001) or $3,815 and a credit to additional paid-in capital for the remaining consideration of $377,734. In addition, we debited option and warrant expense and credited additional paid-in-capital for the fair value of the warrants of $371,529(Black Shoales calculation). The latter expense entry was made in error. We never should have recorded this expense since the warrants were not issued as compensation for services or consideration for debt. To correct the error, we reversed the expense by crediting option and warrant expense and debiting additional paid-in-capital for $371,529, the fair value of the warrants, in essence reversing the warrant original journal entry.

Since this was a cash transaction for common stock with attached warrants, we do not believe that it is subject to EITF 00-19 which basically describes the accounting for compensatory options and warrants. Additionally, upon review of FAS 133, paragraph 11, we believe that this transaction is exempt derivative accounting.

The accompanying financial statements for three and nine months ended September 30, 2007 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

The placement of impairment charges related to intangible assets, gain on sale of equipment and loss on abandonment of assets was previously presented as line items in the Statement of Operations under non-operating income and the placement of stock based compensation related to the issuance of stock options was previously presented as a separate line item. We have moved impairment charges related to intangible assets, gain on sale of equipment and loss on abandonment of assets on the Statement of Operations as line items under operating, general and administrative expenses. We have also reclassified the components of payroll and professional fees paid by stock options into the payroll and professional fee categories on our Statement of Operations. We have also reclassified expenses for the issuance of warrants for financing costs. No change in net income resulted from these reclassifications.

None of these changes has affected the reported Earnings Per Share price at September 30, 2007.

The effect on the Company's previously issued September 30, 2007 financial statements are summarized as follows:

                                                ORIGINALLY FILED      AS AMENDED
                                                        September 30, 2007
                                                 ------------      ------------
           Balance Sheet
Additional paid in capital                         11,546,266        11,008,629
Accumulated deficit                               (12,374,537)      (11,836,900)
Total stockholders' deficit                          (598,961)         (598,961)
                                                 ------------      ------------
Total liabilities and stockholders'              $  1,557,617      $  1,557,617
                                                 ============      ============
  Equity

                                                     ORIGINALLY FILED  AS AMENDED   ORIGINALLY FILED  AS AMENDED
                                                              Three months ended          Nine months ended

           Statement of Operations                            September 30, 2007          September 30, 2007
                                                        -----------    -----------    -----------    -----------
Payroll                                                     520,096        811,828        971,652      1,263,385
Professional fees                                           310,052        310,052      1,213,778      1,920,560

Total operating expense                                     981,674      1,273,406      2,655,973      3,582,955
                                                        -----------    -----------    -----------    -----------

Operating Loss                                             (972,761)    (1,264,493)    (2,613,315)    (3,540,297)

Option and warrant expense                                  663,261                     1,469,142
Warrant expense for financing costs                                             --                        (4,524)

                                                        -----------    -----------    -----------    -----------
Net loss                                                $(1,649,551)   $(1,278,022)   $(4,160,823)   $(3,623,186)
                                                        ===========    ===========    ===========    ===========


                                                    ORIGINALLY FILED  AS AMENDED
                                                            Nine months ended
           Statement of Cash Flows                         September 30, 2007
                                                       ----------    ----------
Cash Flows from Operating Activities, Net (loss)       (4,160,823)   (3,623,186)
Issuance of option and warrants for services & fees     1,469,142       931,505
                                                       ----------    ----------
Net cash used in operating activities                  (1,105,355)   (1,105,355)




           Statement of Shareholder's Deficit           ORIGINALLY FILED                         AS AMENDED
                                                                     DEFICIT                      DEFICIT
                                                                   ACCUMULATED                   ACCUMULATED
                                                                   DURING THE                    DURING THE
                                                 ADDITIONAL PAID   DEVELOPMENT   ADDITIONAL PAID DEVELOPMENT
                                                   IN CAPITAL        STAGE         IN CAPITAL       STAGE
                                                  ------------    ------------    ------------   ------------
Options and warrants issued for services & fees      1,469,142
Stock based compensation                                                               926,981
Warrant expense for financing costs                                                      4,524
Net loss                                                            (4,160,823)                    (3,623,186)
Balance at September 30, 2007                     $ 11,546,266    $(12,374,537)   $ 11,008,629   $(11,836,900)
                                                  ============    ============    ============   ============


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

NOTE 6. PROPERTY AND EQUIPMENT

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


NOTE 7. TRADEMARKS


As of September 30, 2007, Sovereign Oil purchased any and all rights in certain trademarks related to its operations from a non-affiliated third party valued at $5,000.


NOTE 8. CONVERTIBLE DEBENTURES


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



NOTE 9. NOTES PAYABLE


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


NOTE 10. OPTIONS AND WARRANTS


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

The fair value of options and warrants as of September 30, 2007 was $931,505. No options or warrants have been exercised in the current fiscal year as of September 30, 2007.


NOTE 11. SUBSEQUENT EVENTS

On October 9, 2007, the Company's subsidiary, Silicon Film Technologies, Inc. entered into a new contractual agreement with Applied Color Science ("ACS") for the research and development, testing, evaluation and deployment of the technology underlying Silicon Film's electronic film system. A previous contractual agreement had terminated in March, 2007. Under the terms of the new agreement, Silicon Film allows the use of its sensors, patents, mechanical designs and hardware resources in existence and ACS will bear the financial and technical resources in developing a marketable product. The agreement terminates upon the earlier of the successful development of a functional prototype, the mutual consent of the parties or April 6, 2008. Silicon Film retains all ownership rights in the technology developed during the term of the agreement. Upon termination, ACS and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the term of the contractual agreement, or a revenue sharing agreement for the commercialization of the marketable product.


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Results of operations consist of the following:


                         September 30, September 30,
                            2007           2006          $ CHANGE     % CHANGE
                         (Restated)
                         -----------    -----------    -----------   -----------
Revenues                 $   380,161    $        --    $   380,161         100%
Cost of Revenues            (371,248)            --       (371,248)        100%
                         -----------    -----------    -----------
Gross Profit                   8,913             --          8,913         100%
Operating, General and
 Administrative Costs      1,273,406        558,534        714,871         128%
                         -----------    -----------    -----------
Net Operating Loss       $(1,264,493)   $  (558,534)   $  (705,959)        126%
                         ===========    ===========    ===========


In the third quarter of 2007, we continued to see increased revenues to $380,161 from the sale of base oil and automatic transmission fluid as compared with no sales for the comparable period in 2006. The costs associated with goods sold increased by the same margin resulting in a gross profit of $8,913.


Our operating, general and administrative costs increased by 97% or $544,500 primarily due to a $10,785 increase in communications resulting from the purchase of computers in our corporate office, a $472,423 increase in payroll expenses largely resulting from the addition of new personnel and a stock award of 2,500,000 shares issued to Cathy A.Persin, our Chief Financial Officer, valued at $310,000 based on the closing bid price of $0.124, a $16,200 increase in rent resulting from a higher monthly rent expense of $2,600 at our new executive office and a $4,000 monthly expense to lease the Detroit processing facility, an increase in general and administrative expenses of $129,314, a $239,465 increase in professional fees largely resulting from an increase of $225,255 in consulting fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Results of operations consist of the following:

                         SEPTEMBER 30,    SEPTEMBER 30,
                              2007            2006         $ CHANGE     % CHANGE
                           (Restated)
                          -----------     -----------    -----------    --------
Revenues                  $   477,411     $        --    $   477,411      100%
Cost of Revenues             (434,753)             --       (434,753)     100%
                          -----------     -----------    -----------
Gross Profit                   42,658              --         42,658      100%
Operating, General and
  Administrative Costs      3,582,955         970,743      2,612,212      269%
                            ---------     -----------    -----------
Net Operating Loss        $(3,540,297)    $  (970,743)   $(2,569,554)     265%
                          ===========     ===========    ===========


Revenues continued to increase to $477,411 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as we shifted our focus to selling petroleum-based products resulting in a gross profit of $42,658.


Operating, general and administrative costs increased dramatically by $2,612,212 from $970,743 for the nine months ended September 30, 2006 to $3,583,213 for the nine months ended September 30, 2007, mostly attributable to cost increases of $25,883 in communication expense, $1,181,098 in payroll expense, $1,068,405 in professional fees expense and $44,200 in rent expense.

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

We had $27,323 cash on hand as of September 30, 2007 compared to $0 as of December 31, 2006. In the nine months ended September 30, 2007, we financed our operations primarily through the sales of securities of $1,210,000, sales of securities not yet issued of $99,994, loans by an officer of $23,000, loans by unaffiliated third parties of $75,000, receipt of payments on accounts receivable of $477,411 from the sales of motor oil, anti-freeze, automatic transmission fluid and lubricant-based air freshener, and receipt of payments on other receivables of $50,000. The proceeds were used for general corporate obligations, the payment of promissory notes, the purchase of a 1999 truck capable of transporting both liquid and packaged goods and the purchase of raw materials and packaging and shipping materials. We will continue to need additional cash during the following twelve months to satisfy current liabilities of $2,056,578, specifically, the payment of notes payable which will mature and some past due accounts. These needs will coincide with the cash demands resulting from our general operations and planned expansion. Management believes that the demand for its products is strong. We are and intend to continue selling motor oil, automatic transmission fluid, anti-freeze and petroleum-based air freshener. While we are seeking additional factory capacity to meet this demand, we need the ability to purchase raw materials, primarily oil, anti-freeze and additives as well as packaging and shipping materials. Since our entry into the petroleum-based lubricant market is recent and we don't have an established credit history, our ability to obtain credit and negotiate favorable terms for the purchase of raw materials is reduced. The time gap between the Company's investments in materials and payment for the finished product can be up to several months although the Company is seeking to obtain stronger relationships with its customer base so that it can negotiate shorter payment schedules. Without cash resources and storage capacity, the Company can only maintain a limited level of inventory and service only a small portion of potential orders for its products. By December 31, 2007, we anticipate a need to raise $300,000 to satisfy our cash demands. In addition, we will need to seek financing in the amount of $1,200,000 from outside sources to fund the purchase of processing and bottling equipment at about $500,000 for and the ultimate purchase of the Detroit processing facility at $725,000, assuming due diligence is satisfactory.

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


ITEM 3. CONTROLS AND PROCEDURES.


We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of September 30, 2007, and as amended on September 10, 2008 as a result of management's re-evaluation of these matters, that our disclosure controls and procedures were not effective because there was an overstatement of warrant expense of $371,529 due to an accounting error which was discovered in May, 2008. This overstatement was due to a misapplication of generally accepted accounting principles (GAAP) and a misinterpretation of data related to warrants issued in connection with the sales of common stock. No expenses should have been recognized.

While the issuance of the warrants in question were properly accounted for in the Company's records as associated with the sale of common stock, the data was misinterpreted. Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Prior to this error, all warrants had been issued in connection with services and therefore compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the September 30, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital. The accompanying financial statements for the three months ended September 30, 2007 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

During the three months ended September 30, 2007, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13(a)-15 or Rule 15(d)-15(f )that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, during the three months ended June 30, 2008, after the discovery of the accounting error as outlined above, the Company has changed its internal controls to require a dialogue between our Chief Executive Officer, our Chief Financial Officer, our external financial reporting department, and, as soon as practical, with the Company's external auditors in every instance in which the Company is involved in a new type of transaction to ensure that data associated therewith is not misinterpreted and is properly stated.

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

                                     VOYAGER PETROLEUM, INC. AND SUBSIDIARIES





DATED:                                 BY:
                                       ---------------------------------
                                             SEBASTIEN C. DUFORT, PRESIDENT
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)



DATED:                                 BY:
                                       ---------------------------------
                                             CATHY A. PERSIN
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL ACCOUNTING OFFICER)

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

                                        VOYAGER PETROLEUM, INC.



DATED:October 6, 2008                   BY: /s/ Sebastien C. Dufort
                                            ------------------------------------
                                            SEBASTIEN C. DUFORT, PRESIDENT
                                            CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)



DATED: October 6, 2008                 BY:   /s/ Cathy A. Persin
                                            ------------------------------------
                                            CATHY A. PERSIN
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING OFFICER)