Form 10KSB/A
period 2007-12-31
Voyager Petroleum, Inc.
filed 2008-10-06
CIK 1140300

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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

                              EXPLANATORY NOTE

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

In late 2006 and 2007, the Company undertook to expand its business into the gas and oil industry with a new strategic focus to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket. It intends to acquire reputable middle-market petroleum-based lubricant companies that process, blend, package, and distribute private label motor oil and related products as well as acquire facilities to conduct like operations. The Company's oil and gas segment consists of three wholly-owned subsidiaries. Sovereign, Oil, Inc., a Nevada corporation, formed on March 23, 2007 has packaged petroleum products out of non-owned facilities in LaPorte, Indiana as well as McCook, Illinois through November, 2007. Beginning in December, 2007, the Company focused all of its resources towards the purchase and renovation of a Detroit processing facility.

The Company has restated it's previously issued December 31, 2007 financial statements for matters related to the following previously reported items:

The Company discovered in May, 2008, during its quarterly review of the financial statements for the three months ending March 31, 2008, that 6,169,494 warrants issued in the second and third quarter of 2007 in connection with the sale of common stock in several cash transactions were fair valued and expensed even though they were not compensatory warrants, resulting in the overstatement of warrant expense in the statement of operations by $537,637. Pursuant to the Securities Purchase Agreements, common stock was sold for $0.10 per share, and as part of the same transaction, warrants were granted to purchase the same number of shares at an exercise price of $0.12 per share which are exercisable over either a twelve month or eighteen month period.

Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Until this point in time, all other warrants issued by the Company were compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the December 31, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital.

We originally entered these transactions as a debit to cash for the total proceeds received of $616,949, a credit to common stock for the number of shares issued at Par or $6,169 and a credit to additional paid-in capital for the remaining consideration of $610,780. In addition, we debited option and warrant expense and credited additional paid-in-capital for the fair value of the warrants of $537,637(Black Shoales calculation). The latter expense entry was made in error. We never should have recorded this expense since the warrants were not issued as compensation for services or consideration for debt. To correct the error, we reversed the expense by crediting option and warrant expense and debiting additional paid-in-capital for $537,637, the fair value of the warrants, in essence reversing the warrant original journal entry.

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

The placement of impairment charges related to intangible assets, gain on sale of equipment and loss on abandonment of assets was previously placed as line items in the Statement of Operations under non-operating income. These three items have been moved on the Statement of Operations as line items under operating, general and administrative expenses. No change in net income resulted from this reclassification.

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

Balance Sheet as of December 31, 2007
                                                   Previously
                                                    Reported         Restated
                                                   ------------    ------------
ASSETS

Inventory Asset                                    $     76,446    $     83,918
                                                   ------------    ------------
Total Current Assets                                    427,867         435,339
                                                   ------------    ------------
Total Assets                                       $  1,417,115    $  1,424,587
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Total Liabilities                                  $  2,387,143    $  2,387,143

Additional paid in capital                           12,234,303      11,696,666
Deficit accumulated during development stage        (13,439,548)    (12,894,439)
                                                   ------------    ------------
Total Stockholders' (Deficit)                          (970,028)       (962,556)
                                                   ------------    ------------
Total Liabilities and Stockholders' (Deficit)      $  1,417,115    $  1,424,587
                                                   ============    ============

Statement of Operations for the fiscal year ended December 31, 2007

                                                  Previously
                                                   Reported         Restated
                                                 -------------    -------------
Revenue:
Sales                                            $     682,498    $     682,498
Cost of goods sold                                    (672,989)        (665,517)
                                                 -------------    -------------
Gross profit                                             9,509           16,981

Operating, general and administrative expenses
Total operating expense                              3,150,480        4,602,579
                                                 -------------    -------------
Operating loss                                      (3,140,971)      (4,585,598)

Non-operating income (expense)                      (1,994,260)         (95,127)
                                                 -------------    -------------
Net loss                                         $  (5,225,834)   $  (4,680,725)
                                                 =============    =============
Loss per share (basic and diluted)               $       (0.05)   $       (0.04)
                                                 =============    =============
Weighted average number of shares outstanding
 (basic and diluted)                               107,473,972      107,473,972
                                                 =============    =============

Statement of Cash Flows for the fiscal year ended December 31, 2007

                                                  Originally
                                                     Filed         As Amended
                                                 -------------    -------------

Cash Flows from Operating Activities, Net (loss) $ (5,225,834) $ (4,680,725) Issuance of option and warrants for services
 & fees                                              1,994,260        1,456,623
(Increase) in inventories                              (76,446)         (83,918)
                                                 -------------    -------------
Net cash used in operating activities             $ (1,111,896)   $  (1,111,896)
                                                 =============    =============

Statement of Shareholder's Deficit for the fiscal year ended December 31, 2007

                                                            Originally Filed                As Amended

                                                                       Deficit                       Deficit
                                                                     accumulated                   accumulated
                                                       Additional     during the     Additional    during the
                                                        paid in      development      paid in      development
                                                        capital         stage         capital         stage

Options and warrants issued for services & fees          1,994,260
Stock based compensation                                                               1,452,099
Warrant expense for financing costs                                                        4,524
Net loss                                                               (5,225,834)                  (4,680,725)
Balance at December 31, 2007                           $12,234,303   $(13,439,548)   $11,696,666  $(12,894,439)
                                                      ============= =============== ============= ==============


                             TABLE OF CONTENTS                              PAGE

PART I.

Item 1.  Description of Business                                               3

Item 2.  Description of Property                                              14

Item 3.  Legal Proceedings                                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

PART II.

Item 5.  Market for Company's Common Equity and Related Stockholder Matters   14

Item 6.  Management's Discussion and Analysis or Plan of Operation            17

Item 7.  Financial Statements                                                F-1

PART III.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                          32

Item 8A. Controls and Procedures                                              32

Item 8B. Other Information                                                    33

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act                             34

Item 10. Executive Compensation                                               35

Item 11. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters                                               39

Item 12. Certain Relationships and Related Transactions                       40

Item 13. Exhibits                                                             42

Item 14. Principal Accountant Fees and Services                               47

SIGNATURES                                                                    48

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

CORPORATE STRUCTURE


In February, 2004, Voyager Petroleum acquired Silicon Film Technologies, Inc., ("Silicon Film"), an Illinois corporation, incorporated on June 28, 2002. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film rather than an acquisition by the Company. Immediately after the consummation of the transaction, Voyager Petroleum owned 100% of the capital stock of Silicon Film making it a wholly-owned subsidiary. On December 7, 2007, Silicon Film awarded Sebastien C. DuFort, its President, and Cathy A, Persin, its Corporate Secretary and Treasurer, 4,000,000 shares and 3,000,000 shares of its common stock, respectively, for services rendered and to be rendered.

The Company has two segments of business, one in film technology and the other in gas and oil.

Voyager conducts its operations in the film technology segment through Silicon Film. Silicon Film developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images. On September 22, 2006, Voyager, on behalf of its subsidiary, Silicon, entered into a contractual agreement with Applied Color Science (ACS) so that ACS can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. ACS has made progress in developing a device that combines the strength of Silicon's optic designs of SLR cameras in its electronic film concept together with ACS's high definition video platform which will support a variety of image sensors. It is intended that the device will be able to take high resolution still and video images. The contractual agreement initially terminated in March 2007, but has twice been extended and currently expires on October 8, 2008.

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

While the growth of digital imaging, a large installed base of conventional 35mm cameras, strong product appeal, a highly adaptable, scalable, and defensible product architecture are all factors which support its electronic film system technology, the Company feels that the oil and gas sector provides greater opportunity. Management also believes that the oil and gas sector is better suited for generating higher revenues both in the short and long term, will provide increased opportunities for growth and will provide a sustained longevity that may not be present in the photographic industry. Considering all of these factors, management believes that the change in strategy will present greater opportunity to build shareholder value. Management intends to consider other alternatives for Silicon Film Technologies, Inc., since it no longer fits the Company's long-term business plan.

The Company's oil and gas segment consists of three wholly-owned subsidiaries. Sovereign, Oil, Inc., a Nevada corporation, formed on March 23, 2007 has packaged petroleum products out of non-owned facilities in LaPorte, Indiana as well as McCook, Illinois through November, 2007. Beginning in December, 2007, the Company focused all of its resources towards the purchase and renovation of a Detroit processing facility.

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

BUSINESS DESCRIPTION


GAS AND OIL SEGMENT


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

Governmental Regulations

Our gas and oil segment operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before operations at a facility commence, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, and impose substantial liabilities for pollution resulting from our operations. We believe that we are in substantial compliance with current applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements.

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

Costs of Compliance With Environmental Laws

Our gas and oil segment operations are subject to certain costs arising from environmental, health and safety laws and regulations. This may consist of preparing environmental assessments in order to receive required environmental permits to conduct operations. Accompanying the purchase and sale agreement for the processing facility in Detroit, Michigan the Company is required to obtain a category S Baseline Environmental Assessment (BEA) under Michigan law. Voyager Petroleum filed its BEA with the Michigan Department of Environmental Quality in May, 2007. The Company intends to comply with its due care requirements which include engineering, monitoring and operating controls and procedures at the facility. The costs incurred for the environmental assessment included $69,534 in fees paid to the engineering firm for all environmental services pertaining to the property and approximately $30,000 in legal fees.

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

FILM TECHNOLOGY SEGMENT

On September 22, 2006, the Company, on behalf of its subsidiary Silicon Film, entered into a contractual agreement with Applied Color Science (ACS) so that ACS can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its patents. Under the terms of the agreement, Silicon Film contributed the use of its sensors, patents, mechanical designs and hardware resources in existence and issued a total of 705,000 restricted shares of Voyager Petroleum's common stock valued at the closing bid price of $0.11 per share or a total of $77,550. ACS contributes financial and technical resources, a patented image sensor connection interface, and agreed to credit $11,000 owed to it by Silicon.
The agreement initially terminated in March, 2007 but the arrangement has been twice extended and currently terminates on the earlier of October 6, 2008, the successful development of a functional prototype or upon the mutual consent of the parties. Upon termination, ACS and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the term of the agreement, or a revenue sharing agreement for the commercialization of the marketable product.

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

Intellectual Property


Our patents are associated with our electronic film system and were acquired in February, 2003 along with Silicon Film Technologies, Inc., our subsidiary, purchased from Quest Manufacturing, Inc. (an entity controlled by Voyager Petroleum's then CEO, John Lichter) all of the non-cash assets and assumed one accounts payable of a now-bankrupt California company for a total purchase price of $1,158,250 pursuant to an Asset Purchase Agreement. Neither John Lichter nor Sebastien DuFort, Voyager Petroleum's president, were employees of the California company.

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

Patents


As of December 31, 2007, Voyager Petroleum, through Silicon Film had four issued United States patents and one issued foreign patent applying to the EFS and generally related to attributes of the electronic film system. Voyager Petroleum owns all rights, title and interest in the technology and intellectual property which is the subject of the royalty bearing amended licensing agreement and assignment with Itzchak Sapir, an unaffiliated third party. The patents, which are valued at $1,234,172, are being amortized over their useful life from February 1, 2003 to May, 2011 and there remains three years and five months to be amortized as of December 31, 2007.

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


DOMAIN NAMES


We have 2 registered domain names: www.voyagerpetroleum.com and www.siliconfilm.com.

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


In February, 2004, Voyager Petroleum acquired Silicon Film Technologies, Inc., ("Silicon Film"), an Illinois corporation, incorporated on June 28, 2002. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film rather than an acquisition by the Company. Immediately after the consummation of the transaction, Voyager Petroleum owned 100% of the capital stock of Silicon Film making it a wholly-owned. On December 7, 2007, Silicon Film awarded Sebastien C. DuFort, its President, and Cathy A, Persin, its Corporate Secretary and Treasurer, 4,000,000 shares and 3,000,000 shares of its common stock, respectively, for services rendered and to be rendered.

Since our June 28, 2002 inception, we have been in the developmental stage and have operating history other than for organizational matters.

PLANS OF OPERATION

The Company has two segments of business, one in film technology and the other in gas and oil.

Gas and Oil
-----------

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


Film Technology
---------------

Silicon Film
------------
While Voyager Petroleum retained its rights in technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images without any physical modification to the camera, its primary business focus will be the manufacture and distribution of petroleum-based products into the automotive and manufacturing aftermarket. To that end, on September 22, 2006, the Company, on behalf of its subsidiary, Silicon Film, entered into a contractual agreement with Applied Color Science (ACS) so that ACS could proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying our patents. Under the terms of the agreement, Silicon Film allows the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager Petroleum's common stock valued at the closing bid price of $0.11 per share or a total of $77,550 to cover a portion of the research and development expenses incurred by ACS on Silicon's behalf. ACS will bear any remaining financial and technical expenses in developing a marketable product. The agreement initially terminated in March, 2007 but has been twice extended and currently terminates on the earlier of October 6, 2008, the successful development of a functional prototype or upon the mutual consent of the parties. Upon termination, ACS and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the term of the agreement, or a revenue sharing agreement for the commercialization of the marketable product.

ACS has made progress in developing a device that combines the strength of Silicon Film's optic designs of SLR cameras in its electronic film concept together with ACS's high definition video platform which will support a variety of image sensors. It is intended that the device will be able to take high resolution still and video images.

Prepaid Consulting Agreements
-----------------------------

The Company entered into various consulting agreements relating to our strategic business activities and investor relations which are being amortized over their respective terms. These agreements are as follows:

A.S. Austin 7/12/06-1/12/07

The Company entered into an investor relations contract with A.S. Austin (Austin) from July 12, 2006 to January 12, 2007. Under the terms of the agreement, Austin received $7,500 payable as 300,000 restricted shares of common stock. In addition, Austin received a total of 500,000 warrants to purchase restricted shares of our common stock at an exercise price of $0.25 per share exercisable over a ten year period. The contract was terminated on December 29, 2006 and the Company entered into a new three month agreement as of January 1, 2007 to assist management in formulating business plans and analyzing potential strategic alliances for which Austin received 550,000 unrestricted and 100,000 restricted shares of our common stock. The second contract was not amortized.

Applied Color Science 9/22/06-3/22/07 (Initial term, see below)

On September 22, 2006, the Company, on behalf of its subsidiary Silicon Film, entered into a contractual agreement with Applied Color Science (ACS) so that ACSS could proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying Silicon's patents. Under the terms of the agreement, Silicon Film allows the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager Petroleum's common stock valued at the closing bid price of $0.11 per share for a total of $77,550 to cover a portion of the research and development expenses incurred by ACS on Silicon's behalf. ACS will bear any remaining financial and technical expenses in developing a marketable product. The $77,550 was amortized over the initial six-month term from September 22, 2006 to March 22, 2007. The arrangement was twice extended and currently terminates on the earlier of October 6, 2008, the successful development of a functional prototype or upon the mutual consent of the parties. Upon termination, ACS and Silicon have ninety days to enter into either, a licensing agreement for the technology developed during the term of the agreement, or a revenue sharing agreement for the commercialization of the electronic film system.

Summit Financial 9/11/06-12/11/07

On September 22, 2006 the Company entered into an independent consulting agreement with Summit Financial Partners, LLC with an effective date of September 11, 2006, for investors' communications and public relations services up to December 11, 2007. Pursuant to the terms of the agreement, Voyager Petroleum issued a total of 4,500,000 shares of the Company's restricted common stock to Summit's principals. On September 28, 2006, the agreement was amended whereby the designated principals were changed. 1,736,111 of these shares were purchased at $0.072 per share for a total purchase price of $125,000. The remaining 2,763,889 shares are valued at the closing bid price of $0.11 per share or a total of $304,028. Services include assistance in the development of business plans, strategy and personnel and stockholder and public relations functions. Summit also agrees to introduce the Company to third parties for the purpose of evaluating potential equity or debt financing transactions. If a direct introduction occurs resulting in a financing transaction, Summit is to be paid a 7% finder's fee of the total gross funding in cash. If Summit introduces the Company to an intermediary or broker dealer which results in a financing transaction with a third party, then Summit is to receive a finder's fee in the amount of 3% of the total gross funding in cash. No finder's fees were earned under the agreement.

Stronghurst, LLC   10/17/06-10/17/07

In October, 2006, the Company entered into a one-year contract with Stronghurst, LLC for managerial consulting in sales and marketing, personnel and day to day operations of a public company. Under the terms of the agreement, Stronghurst received a total of 1,000,000 restricted shares valued at $80,000. Half of the shares were to be delivered upon execution of the agreement and 250,000 were to be delivered on February 17, 2007 and August 17, 2007, respectively. Either party may cancel the agreement upon 60 days notice. If notice is received within 60 days of either delivery date, then the shares not delivered shall be cancelled.

Phillip Knight 1/8/07-4/8/07

On January 8, 2007, the Company entered into a three-month contract with Phillip Knight, a financier whose area of expertise is restructuring debt. Knight received 500,000 shares of unrestricted shares of the Company's common stock valued at $25,000.

Lisa Marie Laurenzano 1/25/07-1/25/08

On January 25, 2007, the Company entered into a one-year contract with Lisa Marie Laurenzano pursuant to which she received 1,000,000 free-trading shares and 1,500,000 restricted shares valued at $67,500. Laurenzano was brought on board to develop strategic alliances and other business combinations as well assist management in developing its business structure and operations. All shares issued were non-cancellable.

Howard Isaacs 2/12/07-8/12/07

From February 12, 2007 to August 12, 2007, the Company retained Howard Isaacs, an affiliate of a broker/dealer who was to generate retail brokerage exposure for the Company. Isaacs also worked closely with Laurenzano in targeting potential business alliances. Isaacs received 1,000,000 shares of unrestricted shares of common stock upon execution of the contract valued at $37,000.

Prominence 5/15/07-2/15/08

On May 15, 2007, the Company entered into an investor relations service agreement for one year with Prominence Media Corporation ("PMC") to design and execute a fully integrated investor relations and media communications program to increase flow of information to the Company's shareholders and the general public, including the European community, and to provide consulting services to the Company. Prominence received 4,000,000 restricted shares of the Company's common stock valued at $600,000 and was granted warrants to purchase an additional four million shares of the Company's common stock at $0.15 per share which are exercisable for two years from the date of grant. The agreement was terminated as of February 15, 2008 by written agreement which provided that 1,000,000 shares of the Company's common stock and a three-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.15 per share would be returned to the Company.

Cumbuco Beach, Inc. 6/30/07-6/30/08

On June 29, 2007, the Company entered into a one-year contract with Cumbuco Beach, Inc. to increase stock awareness in the Canadian markets and to assist in structuring financing from foreign-based institutions. Pursuant to the terms of the agreement, Cumbuco received a non-refundable commencement bonus of 2,000,000 restricted shares of common stock. In addition, the Company issued 300,000 restricted shares of common stock and warrants to purchase 2,300,000 shares of common stock at $0.15 per share exercisable for a period of twelve months. Cumbuco agreed to pay for all ordinary expenses. The stock was valued at $28,500.

Uptick 12/10/07-3/10/08

On December 10, 2007, the Company contracted with Uptick Capital, LLC for consulting in bridge financing and to assist in introductions into alternative investment strategies. The contract is for a three month term and Uptick received 1,000,000 shares of restricted common stock valued at $40,000. The Company is to pay for pre-approved expenses under the contract.


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


The patents, which are valued at $1,234,172, are being amortized over their useful life from February 1, 2003 to May, 2011 and there remains three years and five months to be amortized as of December 31, 2007.


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

RESULTS OF OPERATIONS

Years ended December 31, 2007 and 2006.

                                              DECEMBER 31,   DECEMBER 31,    $ CHANGE       % CHANGE
                                                  2007           2006
                                              (Restated)
                                              -----------    -----------    -----------    -----------
Revenues                                      $   682,498    $    20,328    $   662,170           3257%
Cost of Revenues                                 (665,517)       (18,425)      (647,092)          3512%
                                              -----------    -----------    -----------    -----------
Gross Profit                                       16,981          1,903         15,078            792%
Operating, General and Administrative Costs    (4,602,579)    (1,371,905)    (3,230,674)           235%
                                              -----------    -----------    -----------    -----------
Net Operating Loss                            $(4,585,598)   $(1,370,002)   $(3,215,596)           235%
                                              ===========    ===========    ===========    ============

In fiscal year 2007, our significant operations were in our gas and oil segment.

In fiscal year 2007, we experienced an increase in revenues of $662,170 from December 31, 2006. The increase is from the sale of base oil and automatic transmission fluid. Four customers made up 76% or $483,107 of our sales during the fiscal year 2007. In December, 2006, Voyager made its first sale of motor oil for $20,328 into the automotive industry. The sale resulted in 100% of revenues from a single customer. Without the sale, there would have been no revenue in our oil and gas segment during 2006. Manufacturing of lubricant products in 2007 took place at licensed third party manufacturing facilities in Illinois and Indiana under a private label. Distribution was made to most retail customers via third party bulk road transport. There has otherwise been no established financial history or trend that has given rise to any periodic material change. The costs associated with goods sold increased by 3512%, resulting in a gross profit of $16,981 or an increase of 792% for the year ending December 31, 2007.

We obtained no revenues from our film technology segment in 2007.

Our operating, general and administrative costs increased by 235% or $3,230,674. The increase is due primarily to the purchase of computers for our corporate office, the addition of personnel for the first nine months of 2007 and their related salaries, and a stock award of 2,500,000 shares issued to Cathy A. Persin, our Chief Financial Officer, valued at $310,000 based on the closing bid price of $0.124. Other factors contributing to the increase in expenses included a $16,200 increase in annual rent expenses at our new executive office, a $4,000 monthly expense to lease the Detroit processing facility, and an increase in consulting fees relating to our strategic business activities.

Our gas and oil segment incurred total operating, general and administrative costs of approximately, $1,500,000. As we are new to this business segment we have no financial history or trend that indicates that our 2007 are indicative of future operating, general and administrative costs. In 2008 and beyond, we anticipate growth in our gas and oil segment by increasing sales and revenues, while maintaining cost of sales and operating costs.

Our film technology segment incurred total operating, general and administrative costs of approximately $190,000 of which approximately $111,000 relates to the periodic amortization of the patents in this segment. With management's attention spent on the gas and oil segment, the 2007 results for this segment may not be indicative of future trends. In 2008, management plans to review the contract arrangement with Applied Color Science and further continue this business segment.

There was also amortization of six prepaid consulting agreements with unaffiliated third parties of $248,598. Amortization of $58,421 relates to our contract with Summit Financial Partners (9/11/06-12/11/07) which provides investors' communications, public relations and introductions to potential debt and equity financiers. Amortization of $17,014 relates to our contract with Lisa Marie Laurenzano (1/25/07-1/25/08) who was retained to increase domestic stock awareness and to provide introductions to institutional financiers. Prominence Media Corporation (5/15/07-5/15/08) provides services related to investor relations' services and generates stock awareness in the European community which accounted for $150,819 in amortization. The remaining contracts with Cumbuco Beach, Inc. (6/30/07-6/30/08), Stronghurst (10/17/06-10/17/07), and
Uptick (12/10/07-3/10/08) accounts for the remaining amortization of $7,541, $3,726 and $11,077, respectively. Cumbuco was hired to raise stock awareness in the Canadian markets and to assist in structuring financing from foreign-based institutions. Stronghurst provides managerial consulting in sales and marketing, personnel and day to day operations of public companies. Uptick provides consulting for bridge financing and is to provide introductions to alternative investment strategies. As of December 31, 2007, $279,415 remains to be amortized as a result of prepaid consulting agreements.




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


On October 10, 2007, Sovereign Oil Inc., a wholly-owned subsidiary of the Company, entered into an exclusive processing agreement with Harold Grise, Individually and d/b/a Oil Recycling Co. and Oil Recycling Company ("Oil Recycling") which is in the business of processing bulk oil. Under the terms of the processing agreement, the Company provides Oil Recycling with bulk oil for processing. The agreement will expire on October 10, 2010 unless otherwise agreed upon by both parties. As consideration for the services, the Company issued Mr. Grise 200,000 shares of common stock of Voyager Petroleum, Inc., valued at the closing bid price of $0.061 on October 10, 2007. The Company is to pay the Manufacturer an agreed upon price per gallon of processes oil. In 2008, the Company intends to terminate this agreement and process its own oil at the Detroit processing facility.


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


                                        DECEMBER 31,   DECEMBER 31,     $ CHANGE       % CHANGE
                                            2007           2006
                                        ------------   ------------   ------------   ------------
Cash                                    $     14,976   $         --   $     14,976           100%
Accounts Receivable                     $     25,433   $     20,328   $      5,105            25%
Inventory                               $     83,918   $         --   $     83,918           100%
Accounts Payable and Accrued Expenses   $  1,797,602   $  1,732,924   $     64,678             4%
Notes Payables                          $    464,141   $  1,102,925   $   (638,784)          (58%)
Proceeds from sale of Common Stock      $  1,209,058   $  1,541,514   $   (332,456)          (22%)

At December 31, 2007, we have current assets of $435,339 and current liabilities of $2,293,543. As a result, we have a working capital deficit of $1,858,204 at December 31, 2007. Our working capital deficit means that we do not have sufficient current assets to satisfy all of our current liabilities. Our current liabilities consist of accounts payable of $657,238, accrued expenses of $1,021,842, accrued interest of $118,522, current notes payable of $464,141, and a current lease liability of $31,800.

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

As we began to implement our business plan through growth and increased sales, our accounts receivable increased to $25,433 at December 31, 2007 as compared to $20,328 at December 31, 2006 and our inventory grew with the acquisition of base oils and packaging and shipping materials from $0 at December 31, 2006 to $83,918 at December 31, 2007. We anticipate a steady increase in sales based on management's determination to process raw materials from our customers which will be delivered and picked up by them at our facility which will result in a decreased outlay of cash for inventory. Notes payable decreased dramatically by 58% from $1,102,925 at December 31, 2006 to $464,141 at December 31, 2007 as a
result of both conversions by note holders of outstanding principal as well as our ongoing effort to pay off old debt.

Proceeds from the sale of common stock decreased by 22% or $332,456 in the year ending December 31, 2007 due to two common stock issuances valued at $813,208 to two officers in 2006 to offset promissory notes due from the Company.


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

DEBT

The following table summarizes the nature and amount of all notes payable and convertible debt at December 31, 2007. Any material changes to any renegotiated notes payable or convertible notes are indicated in the footnotes:

                                                          Annual      Conversion
                                                          Interest     Discount                    Principal Amount at
    Date          Type of Investment       Beneficiary      Rate         Rate      Maturity Date    December 31, 2007
-------------- -------------------------- --------------- ---------- ------------- --------------- ---------------------
  10/11/05     Convertible Debenture      Cornell            5%                       10/11/08          100,000.00
  02/03/07     Note Payable               Haggerty           5%                     01/15/08 (4)         13,197.26
  02/20/07     Note Payable               BLN Capital        10%                    03/30/08 (5)         35,000.00
  03/19/07     Note Payable               Byrne              12%                    01/15/08 (1)         23,646.58
  03/08/05     Convertible Debenture      Trey               5%                       03/08/08           23,527.35
  03/08/05     Convertible Debenture      Trey               5%                       03/08/08            3,695.21
  05/25/05     Note Payable               Cornell            5%                       05/25/08           43,912.64
  10/15/07     Note Payable               THI                8%                         (3)              93,162.17
  10/15/07     Note Payable               Hackett            18%                    02/15/08 (2)         15,000.00
  11/26/07     Note Payable               Khatib             5%                       06/26/08            5,000.00
  12/14/07     Note Payable               Tyson             7.5%                      12/14/08          108,000.00
                                                                                                   ---------------------
                                                                                       Total           $464,141.21
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

Applied Color Science
---------------------

On September 22, 2006, we entered into a contractual agreement with Applied Color Science (ACS) so that it could proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying our electronic film system.

Under the terms of the agreement, Silicon Film, our subsidiary, allows the use of its sensors, patents, mechanical designs and hardware resources in existence and issues a total of 705,000 restricted shares of Voyager's common stock valued at the closing bid price of $0.11 per share or a total of $77,550 to cover a portion of the research and development expenses incurred by ACS on Silicon's behalf. ACS will bear any remaining financial and technical expenses in developing a marketable product. Silicon retains all ownership rights in the technology developed during the term of the contractual agreement.

The contractual agreement initially terminated in March, 2007 but has twice been extended and currently expires on the earlier of October 6, 2008, the successful development of a functional prototype or the mutual consent of the parties. Upon termination, ACS and Silicon Film have ninety days to enter into either, a licensing agreement for the technology developed during the term of the contractual agreement, or a revenue sharing agreement for the commercialization of the marketable product provided funding is provided by ACS or a third party. ACS will receive a 25% share of revenues if it provides the financing or a 50% share if a third party provides the financing. In the event no agreement is finalized, then Silicon Film is free to license, sell or commercialize the technology developed during the contractual agreement, in which case, ACS would be entitled to a 25% share of revenue.

ACS has made progress in developing a device that combines the strength of Silicon Film's optic designs of SLR cameras in its electronic film concept together with ACS's high definition video platform which will support a variety of image sensors. It is intended that the device will be able to take high resolution still and video images.


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


As discussed in Note 2 to the financial statements, the accompanying 2007 Consolidated financial statements have been restated.


/s/ Mendoza Berger & Company, LLP



Irvine, California

April 14, 2008, except for Notes 2 and 15, as to which the date is June 6, 2008


                             Voyager Petroleum, Inc. and Subsidiaries
                                   (Formerly Voyager One, Inc.)
                                   (A Development Stage Company)
                                    Consolidated Balance Sheet

                                                                     December 31,    December 31,
                                                                        2007             2006
                                                                      (Restated)
                                                                     ------------    ------------
ASSETS
Current Assets:
  Cash                                                               $     14,976    $         --
  Accounts Receivable                                                      25,433          20,328
  Other Receivables                                                         1,604          50,000
  Inventory Asset                                                          83,918              --
  Expense Advance                                                              --          48,543
  Prepaid Expenses                                                         29,993           9,500
  Prepaid Consulting Agreements                                           279,415         428,763
                                                                     ------------    ------------
    Total Current Assets                                                  435,339         557,134

  Property and Equipment, net of accumulated depreciation of
    $16,335 and $0 at December 31, 2007 and 2006, respectively            402,974              --

Deposits                                                                   46,614           7,186
Domain Name                                                                    --           8,867
Deferred Financing Costs, net of accumulated amortization of
  $109,212 and $70,631 at December 31, 2007 and 2006, respectively         52,853          45,835
Patents, net of accumulated amortization of $617,090 and $505,906
  at December 31, 2007 and 2006, respectively                             481,807         592,991
Trademarks                                                                  5,000              --
                                                                     ------------    ------------
Total Assets                                                         $  1,424,587    $  1,212,013
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts Payable                                                   $    657,238    $    395,148
  Accrued Expenses                                                      1,021,842       1,245,590
  Accrued Interest                                                        118,522          92,186
  Lease Liability, current portion                                         31,800              --
  Notes Payable, current portion                                          464,141         247,742
                                                                     ------------    ------------
    Total Current Liabilities                                           2,293,543       1,980,666

Long Term Lease Liability                                                  93,600              --
Long Term Note Payable                                                         --         855,183
                                                                     ------------    ------------
    Total Long Term Liabilities                                            93,600         855,183

Total Liabilities                                                       2,387,143       2,835,849
                                                                     ------------    ------------

Commitments                                                                    --              --

Stockholders' Deficit
Preferred Stock Series A, par value $.001, 5,000,000 shares
  authorized, 500,000 shares and 1,000,000 shares issued and
  outstanding at December 31, 2007 and 2006, respectively                     500           1,000
Common Stock, par value $.001, 200,000,000 shares authorized,
  134,727,162 and 62,835,485 shares issued and outstanding at
  December 31, 2007 and 2006, respectively                                134,727          62,835
Subscribed common stock                                                    99,990              --
Additional paid in capital                                             11,696,666       6,526,043
Deficit accumulated during development stage                          (12,894,439)     (8,213,714)
                                                                     ------------    ------------
    Total Stockholders' Deficit                                          (962,556)     (1,623,836)
                                                                     ------------    ------------
    Total Liabilities and Stockholders' Deficit                      $  1,424,587    $  1,212,013
                                                                     ============    ============

                       See accompanying notes to these financial statements





                                      Voyager Petroleum, Inc. and Subsidiaries
                                            (Formerly Voyager One, Inc.)
                                            (A Development Stage Company)
                                        Consolidated Statement of Operations



                                                                                                     From inception
                                                                                                     (June 28, 2002)
                                                                    December 31,     December 31,    through Dec 31,
                                                                        2007             2006             2007
                                                                      (Restated)                       (Restated)
                                                                    -------------    -------------    -------------
Revenue:
  Sales                                                             $     682,498    $      20,328    $     702,826
  Cost of goods sold                                                     (665,517)         (18,425)        (683,942)
                                                                    -------------    -------------    -------------
    Gross profit                                                           16,981            1,903           18,884

Operating, general and administrative expenses:
  Communications                                                           39,687           14,273          117,694
  Payroll                                                               1,898,461          638,299        4,249,278
  Professional fees                                                     2,066,923          266,183        3,273,420
  Legal Fees                                                              141,923           81,717          578,962
  Rent                                                                     74,800           14,400          235,371
  Depreciation and amortization                                           127,519          116,745          906,394
  Impairment charges related to intangible assets                              --          135,275          135,275
  Gain on sale of equipment                                                    --          (26,564)         (26,564)
  Loss on abandonment of assets                                                --            1,133           10,663
Other operating, general and administrative expenses                      253,267          130,444        1,242,516
                                                                    -------------    -------------    -------------
    Total operating expense                                             4,602,579        1,371,905       10,723,009

Operating loss                                                         (4,585,598)      (1,370,002)     (10,704,125)

Non-operating income (expense):
  Interest expense                                                        (90,603)        (179,289)      (2,357,834)
  Gain on cancellation of financing fees                                       --               --          172,044
  Warrant expense for financing costs                                      (4,524)              --           (4,524)
                                                                    -------------    -------------    -------------
                                                                          (95,127)        (179,289)      (2,190,314)
                                                                    -------------    -------------    -------------
Net loss                                                            $  (4,680,725)   $  (1,549,291)   $ (12,894,439)
                                                                    =============    =============    =============

Loss per share (basic and diluted)                                  $       (0.04)   $       (0.04)
                                                                    =============    =============

Weighted average number of shares outstanding (basic and diluted)     107,473,972       36,044,231
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

-----------------------------------------------------------------------------------------------------------------------------------

                            Preferred Stock
                                Series A                Common Stock
                        -------------------------  -------------------------
                                                                                                          Deficit
                                                                                                        accumulated       Total
                                         Par                       Par value                               during      stockholders'
                         Number of       value       Number of      $0.001     Subscribed    Paid in     development      equity
                          shares        $0.001        shares       per share   Common Stock  capital        stage       (deficit)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------

Common stock issued
 for cash                         --           --    27,594,306        27,594           --    1,513,920            --     1,541,514

Common stock issued
 for financing fees               --           --       200,000           200           --       19,800            --        20,000

Common stock issued
 upon exercise of
 stock options                    --           --       400,000           400           --       99,600            --       100,000

Conversion of notes
 payable and debentures
 into stock                       --           --    13,674,476        13,674           --      409,011            --       422,685

Common stock issued
 for reimbursement
 of operating expenses            --           --       251,801           252           --       16,115            --        16,367

Common stock issued
 for services                     --           --     6,486,025         6,486           --      532,337            --       538,823

Cancellation of shares            --           --      (941,667)         (942)          --      (53,058)           --       (54,000)

Options and warrants
 issued for services and fees     --           --            --            --           --      397,408            --       397,408

Net loss                          --           --            --            --           --           --    (1,549,291)   (1,549,291)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------
Balance at
 December 31, 2006         1,000,000  $     1,000    62,835,485  $     62,835           -- $  6,526,043  $ (8,213,714) $ (1,623,836)
                        ============  ===========  ============  ============  =========== ============  ============  ============
Common stock issued
 for cash                         --           --    23,762,640        23,763           --    1,185,295            --     1,209,058

Conversion of notes
 payable, financing
 fees and debentures
 into stock                       --           --    27,501,456        27,501           --      856,939            --       884,440

Common stock issued
 for payroll                      --           --     6,541,624         6,542           --      544,035            --       550,577

Common stock issued
  for services                    --           --    13,585,957        13,586           --    1,127,731            --     1,141,317

Common stock subscribed
 (999,940 shares)                 --           --            --            --       99,990           --            --        99,990

Conversion of
 preferred shares to
 common stock               (500,000)        (500)      500,000           500           --           --            --            --

Stock based compensation
  (Restated)                      --           --            --            --           --    1,452,099            --     1,452,099

Warrant expense for
   financing costs                --           --            --            --           --        4,524            --         4,524

Net loss (restated)               --           --            --            --           --           --    (4,680,725)   (4,680,725)
                        ------------  -----------  ------------  ------------  ----------- ------------  ------------  ------------
Balance at
 December 31, 2007           500,000  $       500   134,727,162  $    134,727  $    99,990 $ 11,696,666  $(12,894,439) $   (962,556)
                        ============  ===========  ============  ============  =========== ============  ============  ============



                                        See accompanying notes to these financial statements





                                Voyager Petroleum, Inc. and Subsidiaries
                                      (Formerly Voyager One, Inc.)
                                      (A Development Stage Company)
                                  Consolidated Statement of Cash Flows


                                                                                          From inception
                                                                                          (June 28, 2002)
                                                           December 31,    December 31,       through
                                                               2007            2006       December 31, 2007
                                                            (Restated)                       (Restated)
                                                           ------------    ------------    ------------

Cash flows from operating activities:
  Net loss                                                 $ (4,680,725)   $ (1,549,291)   $(12,894,439)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Deferred financing costs                                       38,581          23,201          61,782
  Depreciation and amortization                                 127,519         186,287         949,863
  Impairment loss on intangibles                                     --         136,408         136,408
  Loss on asset abandonment                                          --              --          10,663
  Imputed interest                                                   --              --          23,428
  Issuance of common stock for services and payroll           1,684,613         538,823       2,233,511
  Issuance of options and warrants for services and fees      1,456,623         397,408       1,854,031
  Issuance of common stock for financing                          2,430              --          40,638
  Intrinsic value of beneficial conversion feature                   --              --       1,580,445
  Conversion of notes payable and debentures into stock              --         (14,877)        105,126
  Issuance of common stock for accrued interest                      --          13,601          13,601
  Issuance of notes as payment for accrued interest                  --              --          99,205
  Gain on sale of assets                                             --           7,046           7,046
CHANGES IN ASSETS AND LIABILITIES
  (Increase) in accounts receivable                              (5,105)        (20,328)        (25,433)
  (Increase) in inventories                                     (83,918)             --         (83,918)
  Decrease (increase) in expense advance                         48,543         (48,543)             --
  Decrease (increase) in other receivables                       48,396         (50,000)         (1,604)
  Decrease in prepaid expenses                                  136,136          24,887         161,023
  Decrease in bank overdraft                                         --           7,124           7,124
  (Increase) decrease in deposits                                (4,428)             11         (20,015)
  Increase in accounts payable                                  312,764          29,348         697,068
  (Decrease) increase in accrued expenses                      (223,747)        109,598         305,807
  Increase (decrease) in accrued interest                        30,422         (24,938)        795,419
                                                           ------------    ------------    ------------
NET CASH (USED IN) OPERATING ACTIVITIES                      (1,111,896)       (234,235)     (3,943,221)

Cash Flows From Investing Activities:
  Redemption of convertible debentures                               --         (21,582)             --
  Acquisition of fixed assets                                  (293,909)             --        (347,442)
  Sale of fixed assets                                               --          16,718          16,718
  Acquisition of patents                                             --              --        (465,922)
  Sale of domain name                                             8,867              --           8,867
  Acquisition of Tradenames                                      (5,000)             --          (5,000)
  Acquisition of domain name                                         --              --         (10,000)
                                                           ------------    ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES                        (290,042)         (4,864)       (802,779)
Cash Flows From Financing Activities:
  Cancellation of financing fees                                     --              --        (172,044)
  Recapitalization                                                   --              --         (33,804)
  Issuance of common stock for cash                           1,209,057       1,541,514       3,050,571
  Conversion of notes to common stock                                --      (1,446,093)     (1,446,093)
  Subscribed common stock                                        99,990              --          99,990
  Deferred financing costs                                      (45,599)             --         (45,599)
  Proceeds from notes payable                                   291,000         214,800       3,828,785
  Payments on notes payable                                    (137,534)        (77,317)       (520,830)
                                                           ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,416,914         232,904       4,760,976

  Net decrease in cash                                           14,976          (6,195)         14,976
Cash, beginning of period                                            --           6,195              --
                                                           ------------    ------------    ------------
Cash, end of period                                        $     14,976    $         --    $     14,976
                                                           ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                     $     18,564    $      8,504    $     36,686
Cash paid for income taxes                                 $         --    $         --    $         --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ITEMS:
Issuance of Voyager Petroleum, Inc. common stock           $         --    $         --    $    (33,804)
Issuance of 3,073,000 shares of common stock for patents   $         --    $         --    $    768,250
Cancellation of debentures issued for financing fees       $         --    $         --    $   (750,000)
Issuance of convertible debentures for financing fees      $         --    $         --    $    870,000
Issuance of common stock for exercise of options           $         --    $    100,000    $    100,000
Issuance of common stock for financing fees                $         --    $         --    $     38,208
Salary prepaid with stock                                  $      7,281    $         --    $      7,281
Issuance of common stock for notes, debentures,
 accrued interest, financing fees and accounts payable     $    884,440    $  1,446,093    $  2,510,461
Issuance of note payable for deposit                       $     35,000    $         --    $     35,000
Preferred shares converted to common stock                 $        500    $         --    $        500
Purchase of fixed assets through capital lease             $    125,400    $         --    $    125,400
Reclassification of accounts payable to notes payable      $     50,674    $         --          50,674
Reclassification of accrued interest to notes payable      $      4,086    $         --    $      4,086

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

In February, 2004, Voyager Petroleum acquired Silicon Film Technologies, Inc., ("Silicon Film"), an Illinois corporation, incorporated on June 28, 2002. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Silicon Film was considered the accounting acquirer and the related business combination was considered a recapitalization of Silicon Film rather than an acquisition by the Company. Immediately after the consummation of the transaction, Voyager Petroleum owned 100% of the capital stock of Silicon Film making it a wholly-owned subsidiary. On December 7, 2007, Silicon Film awarded Sebastien C. DuFort, its President, and Cathy A, Persin, its Corporate Secretary and Treasurer, 4,000,000 shares and 3,000,000 shares of its common stock, respectively, for services rendered and to be rendered.

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

Due to its change of focus in 2006, management is currently considering other alternatives for its subsidiary, Silicon Film Technologies, Inc., since it no longer fits the Company's long-term business plan. While Silicon has developed technology which enables a conventional 35mm SLR camera to capture, store, and transfer digital images, the Company believes that its strategy to conduct business in the oil industry is better suited for generating higher revenues, in the short and long term, and will provide increased opportunities for growth and provide sustained longevity that may not be present in the photographic industry.

On September 22, 2006, Voyager entered into a six-month contractual agreement with Applied Color Science (ACS) so that ACS can proceed with, and bear the expense of, the research and development, testing, evaluation and deployment of the technology underlying its electronic film system. The contractual arrangement was extended and currently expires on April 6, 2008.


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


Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assets as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. An impairment loss of $135,275 was recorded for the loss of one patent as of December 31, 2006. The patents, which are valued at $1,234,172, are being amortized over their useful life from February 1, 2003 to May, 2011 and there remains three years and five months to be amortized as of December 31, 2007.


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


Stock Based Compensation
------------------------

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" and Emerging Issues Task Force (EITF) No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (when applicable). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations", as permitted by FASB Statement No. 123, "Accounting for Stock Based Compensation". In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Derivatives
-----------

The Company occasionally issues financial instruments that contain an embedded instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings. As of December 31, 2007 and 2006 we determined that none of our embedded financial instruments qualified for this treatment and that the embedded instruments qualified for the derivative accounting exemption as they are both indexed to our stock and classified in the stockholders' equity section of our consolidated balance sheets. We have accounted for any calculated beneficial conversion feature as either interest expense or dividends paid, based on the nature of the host contract.


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

NOTE 2.  CORRECTION OF AN ERROR

The Company has restated it's previously issued December 31, 2007 financial statements for matters related to the following previously reported items:

The Company discovered in May, 2008, during its quarterly review of the financial statements for the three months ending March 31, 2008, that 6,169,494 warrants issued in the second and third quarter of 2007 in connection with the sale of common stock in several cash transactions were fair valued and expensed even though they were not compensatory warrants, resulting in the overstatement of warrant expense in the statement of operations by $537,637. Pursuant to the Securities Purchase Agreements, common stock was sold for $0.10 per share, and as part of the same transaction, warrants were granted to purchase the same number of shares at an exercise price of $0.12 per share which are exercisable over either a twelve month or eighteen month period.

Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Until this point in time, all other warrants issued by the Company were compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the December 31, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital.

We originally entered these transactions as a debit to cash for the total proceeds received of $616,949, a credit to common stock for the number of shares issued at Par or $6,169 and a credit to additional paid-in capital for the remaining consideration of $610,780. In addition, we debited option and warrant expense and credited additional paid-in-capital for the fair value of the warrants of $537,637(Black Shoales calculation). The latter expense entry was made in error. We never should have recorded this expense since the warrants were not issued as compensation for services or consideration for debt. To correct the error, we reversed the expense by crediting option and warrant expense and debiting additional paid-in-capital for $537,637, the fair value of the warrants, in essence reversing the warrant original journal entry.

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

The placement of impairment charges related to intangible assets, gain on sale of equipment and loss on abandonment of assets was previously presented as a line item in the Statement of Operations under non-operating income. These three items have been moved on the Statement of Operations as a line item under operating, general and administrative expenses. No change in net income resulted from this reclassification.

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

Balance Sheet as of December 31, 2007
                                                   Previously
                                                    Reported         Restated
                                                   ------------    ------------
ASSETS

Inventory Asset                                    $     76,446    $     83,918
                                                   ------------    ------------
Total Current Assets                                    427,867         435,339
                                                   ------------    ------------
Total Assets                                       $  1,417,115    $  1,424,587
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Total Liabilities                                  $  2,387,143    $  2,387,143

Additional paid in capital                           12,234,303      11,696,666
Deficit accumulated during development stage        (13,439,548)    (12,894,439)
                                                   ------------    ------------
Total Stockholders' (Deficit)                          (970,028)       (962,556)
                                                   ------------    ------------
Total Liabilities and Stockholders' (Deficit)      $  1,417,115    $  1,424,587
                                                   ============    ============

Statement of Operations for the fiscal year ended December 31, 2007

                                                  Previously
                                                   Reported         Restated
                                                 -------------    -------------
Revenue:
Sales                                            $     682,498    $     682,498
Cost of goods sold                                    (672,989)        (665,517)
                                                 -------------    -------------
Gross profit                                             9,509           16,981

Operating, general and administrative expenses
Total operating expense                              3,150,480        4,602,579
                                                 -------------    -------------
Operating loss                                      (3,140,971)      (4,585,598)

Non-operating income (expense)                      (1,994,260)         (95,127)
                                                 -------------    -------------
Net loss                                         $  (5,225,834)   $  (4,680,725)
                                                 =============    =============
Loss per share (basic and diluted)               $       (0.05)   $       (0.04)
                                                 =============    =============
Weighted average number of shares outstanding
 (basic and diluted)                               107,473,972      107,473,972
                                                 =============    =============

In addition to the error noted above, we determined that we have two reporting segments. See Note 15 below.

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

As of December 31, 2007, we leased equipment of $125,400 for the operations of the Detroit facility. (see note 6)


NOTE 4. PREPAID CONSULTING AGREEMENTS

The Company entered into various consulting agreements relating to our strategic business activities and investor relations which are being amortized over their respective terms as follows:

                     Initial                         Amount     Balance at     Amount    Balance at
                    Contract     Amortization      Amortized   December 31,  Amortized  December 31,
Consultant           Amount         Period          in 2006      2006         in 2007      2007
----------         ---------- ------------------   ----------  ------------  ---------  ------------
A.S. Austin        $   7,500   7/12/06-1/12/07     $   7,500   $        --   $     --   $        --
Stock Pro              8,100   8/25/06-11/25/06        8,100            --         --            --
Applied Color         77,550   9/22/06-3/22/07        36,137        41,413     41,413            --
Summit               429,028   9/11/06-12/11/07      104,259       324,769    324,769            --
Stronghurst LLC       80,000   10/17/06-10/17/07      17,419        62,581     62,581            --
Phillip W. Knight     25,000   1/8/07-4/8/07              --            --     25,000            --
Laurenzano            67,500   1/25/07-1/25/08            --            --     62,877         4,623
Howard Isaacs         37,000   2/12/07-8/12/07            --            --     37,000            --
Prominence Media     600,000   5/15/07-5/15/08            --            --    377,049       222,951
Cumbuco Beach         30,000   6/30/07-6/30/08            --            --     15,082        14,918
Uptick                48,000   12/10/07-3/10/08           --            --     11,077        36,923
                  -----------                      ----------  ------------  ---------  ------------
TOTALS            $1,409,678                       $ 173,415   $   428,763   $956,848   $   279,415
                  ===========                      ==========  ============  =========  ============



NOTE 5. DEFERRED FINANCING COSTS

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

NOTE 6. PATENT PURCHASE

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


NOTE 9. CONVERTIBLE DEBENTURES

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

NOTE 10. NOTES PAYABLE

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

NOTE 11. OPTIONS AND WARRANTS

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

The Company discovered in May, 2008, during its quarterly review of the financial statements for the three months ending March 31, 2008, that 6,169,494 warrants issued in the second and third quarter of 2007 in connection with the sale of common stock in several cash transactions were fair valued and expensed even though they were not compensatory warrants, resulting in the overstatement of warrant expense in the statement of operations by $537,637. Pursuant to the Securities Purchase Agreements, common stock was sold for $0.10 per share, and as part of the same transaction, warrants were granted to purchase the same number of shares at an exercise price of $0.12 per share which are exercisable over either a twelve month or eighteen month period.

Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Until this point in time, all other warrants issued by the Company were compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the December 31, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital.

We originally entered these transactions as a debit to cash for the total proceeds received of $616,949, a credit to common stock for the number of shares issued at Par or $6,169 and a credit to additional paid-in capital for the remaining consideration of $610,780. In addition, we debited option and warrant expense and credited additional paid-in-capital for the fair value of the warrants of $537,637(Black Shoales calculation). The latter expense entry was made in error. We never should have recorded this expense since the warrants were not issued as compensation for services or consideration for debt. To correct the error, we reversed the expense by crediting option and warrant expense and debiting additional paid-in-capital for $537,637, the fair value of the warrants, in essence reversing the warrant original journal entry.


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
                                          ================ =============== ============= ===============

A summary of warrant activity as of December 31, 2007 and 2006, respectively, and changes during the periods then ended is presented below:

                                                                             Weighted-
                                                                             Average
                                                             Weighed-        Remaining     Aggregate
                                                              Average       Contractual    Intrinsic
                Warrants                      Shares       Exercise Price      Term          Value
----------------------------------------- ---------------- --------------- ------------- ---------------

Outstanding at December 31, 2005                  666,666      $ 0.15
Granted                                           500,000      $ 0.05
Exercised
Forfeited or expired                                    -
                                          ---------------- --------------- ------------- ---------------

Outstanding at December 31, 2006                1,166,666      $ 0.18               4.0        $  5,000

                                          ---------------- --------------- ------------- ---------------
Granted                                         7,613,911      $ 0.18
Exercised                                               -
Forfeited or expired                                    -
                                          ---------------- --------------- ------------- ---------------

Outstanding at December 31, 2007                8,780,577      $ 0.18               0.9        $546,899

                                          ================ =============== ============= ===============

Exercisable at December 31, 2007                8,780,577      $ 0.18               1.9        $546,899

                                          ================ =============== ============= ===============

As of December 31, 2007, all options and warrants have vested.

The fair value of options and warrants as of December 31, 2007 was $541,899. No options or warrants were exercised in the fiscal year December 31, 2007.

On June 17, 2007, the Company awarded an officer of the Company 5,000,000 options as compensation to purchase common stock at an initial strike price of $0.124, which was modified to $0.0467 on November 2, 2007, the closing bid price on that date.

NOTE 12. COMMITMENTS

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

NOTE 14. INCOME TAXES

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

In late 2006 and 2007, the Company undertook to expand its business into the gas and oil industry with a new strategic focus to manufacture and distribute petroleum-based products to the automotive and manufacturing aftermarket. It intends to acquire reputable middle-market petroleum-based lubricant companies that process, blend, package, and distribute private label motor oil and related products as well as acquire facilities to conduct like operations. The Company's oil and gas segment consists of three wholly-owned subsidiaries. Sovereign, Oil, Inc., a Nevada corporation, formed on March 23, 2007 has packaged petroleum products out of non-owned facilities in LaPorte, Indiana as well as McCook, Illinois through November, 2007. Beginning in December, 2007, the Company focused all of its resources towards the purchase and renovation of a Detroit processing facility.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

Revenues for the oil and gas segment of the Company in the fiscal year ended December 31, 2007 was $682,498 as compared to $20,328 in 2006. Four customers made up 76% or $483,107 of our sales during the fiscal year 2007. Due to the few re-occurring customers, all customers are significant in the oil and gas segment. In December, 2006, Voyager made its first sale of motor oil for $20,328 into the automotive industry. The sale resulted in 100% of revenues from a single customer. Without the sale, there would have been no revenue in our oil and gas segment during 2006. Our film segment has not generated any revenues at December 31, 2007 or December 31, 2006.

In the fiscal year of 2007 the oil and gas segment of the Company incurred a operating loss of $1,544,991 as compared to a loss of $46,328 in 2006. This was primarily due to the increased expenses in correlation with the production and growth of the oil and gas segment. Our film segment incurred an operating loss of $191,812 in 2007 as compared to a loss of $348,952 in 2006. The only material expense incurred by the film segment in 2007 was the depreciation of $111,184 for the patent.

Corporate operating loss increased by $1,341,358 from a loss of $1,543,695 in 2007 compared to $394,147 in 2006. This was due primarily to the increase in payroll and professional fees incurred by the Company during 2007.

Total assets for the oil and gas segment increased to $629,050 in 2007 from $20,328 in 2006 due to the purchase of fixed assets for our oil and gas subsidiaries. Assets for the film segment decreased from $592,991 in 2006 to $481,807 as a result of amortization of $111,184 of the patent. Corporate assets of $313,730 at the end of 2007 consist of $286,696 of prepaid consulting fees and expenses, cash of $14,698.83 and $12,335 of other assets.

Total liabilities for the oil and gas segment at December 31, 2007 consist of $316,357 of accounts payable. this increase from $0 in 2006 was the result of increased production and growth of the oil and gas segment in 2007. Total liabilities for the film segment at December 31, 2007 was $469,494 compared to $519,494 at December 31. 2006. The decrease was due to the payment of accrued payroll in 2007.

                                                               December 31, 2007                        December 31, 2006
                            Segment Footnote           Film           Oil            Total       Film          Oil         Total
                                                   ------------   ------------   ------------ -----------   -----------  -----------
Revenue:
Sales                                              $        --    $   682,498    $   682,498  $        --   $   20,328   $   20,328
Cost of goods sold                                          --       (665,517)      (665,517)          --      (18,425)     (18,425)
                                                   ------------   ------------   ------------ -----------   -----------  -----------

   Gross profit from external customers            $        --    $    16,981    $    16,981  $        --   $    1,903   $    1,903

Internal revenues                                           --             --             --           --           --           --
Impairment charges related to goodwill and
  Intangible assets                                         --             --             --     (135,275)          --     (135,275)
Other operating, general and administrative expense    (80,628)    (1,544,991)    (1,625,619)     (96,932)     (48,231)    (145,163)
Depreciation & Amortization                           (111,184)       (15,684)      (126,868)    (116,745)          --     (116,745)
                                                   ------------   ------------   ------------ ------------  -----------  ----------
  Segment Operating Loss                           $  (191,812)   $(1,543,694)   $(1,735,506) $  (348,952)  $  (46,328)  $ (395,280)
                                                   ============   ============   ============ ============  ===========  ===========


                                                December 31, 2007                          December 31, 2006
Reconciliation:
Total revenues for reportable segments             $    682,498                              $     20,328
Other revenues                                               --                                        --
Elimination of intersegment revenues                         --                                        --
Total cost of sales for reportable segments            (665,517)                                  (18,425)
                                                   ------------                              ------------
  Total gross revenues from reportable segments    $     16,981                              $      1,903
                                                   ============                              ============

Total profit or loss from reportable segments      $(1,735,506)                              $  (395,280)
Elimination of intersegment profits                         --
Unallocated amounts:
Corporate profit or loss                            (2,850,092)                                 (974,722)
                                                   ------------                              ------------
  Operating Loss                                   $(4,585,598)                              $(1,370,002)
                                                   ============                              ============

Assets
Total assets for oil segment                       $   629,050                               $    20,328
Total assets for film segment                          481,807                                   592,991
Other assets                                           313,730                                   598,694
Other unallocated amounts                                   --                                        --
                                                   ------------                              ------------
  Consolidated Total Assets                        $ 1,424,587                               $ 1,212,013
                                                   ============                              ============
Liabilities
Accounts payable for oil segment                   $   316,357                               $        --
Accounts payable for film segment                      146,040                                   146,040
Accrued payroll for film segment                       323,454                                   373,454
Accrued officer compensation                           702,906                                   872,136
Lease liability for oil segment                        125,400                                        --
Notes payable & accrued interest corporate             582,664                                 1,195,111
Corporate liabilities                                  190,322                                   249,108
                                                   ------------                              ------------
  Consolidated Total                               $ 2,387,143                               $ 2,835,849
                                                   ============                              ============

                                  F-22

NOTE 16.  SUBSEQUENT EVENTS

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

Effective April 6, 2008, the Company extended the term of the contractual agreement with Applied Color Science to and including October 6, 2008.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2007, and as amended on September 10, 2008 as a result of management's re-evaluation of these matters, that our disclosure controls and procedures were not effective because there was an overstatement of warrant expense of $537,637 due to an accounting error which was discovered in May, 2008. This overstatement was due to a misapplication of generally accepted accounting principles (GAAP) and a misinterpretation of data related to warrants issued in connection with the sales of common stock. No expenses should have been recognized.

While the issuance of the warrants in question were properly accounted for in the Company's records as associated with the sale of common stock, the data was misinterpreted. Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Prior to this error, all warrants had been issued in connection with services and therefore compensatory in nature and were subject to valuation and expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the December 31, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital.

The Company has since taken steps to ensure that our disclosure controls and procedures will be effective in that it has changed its internal controls to require a dialogue between our Chief Executive Officer, Chief Financial Officer, our external financial reporting department and, as soon as practical, with the Company's external auditors, in every instance in which the Company is involved in a new type of transaction to ensure that data associated therewith is not misinterpreted and is properly stated.

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


In May, 2008, management discovered that there was an overstatement of warrant expenses of $537,637 due to an accounting error. This overstatement was due to a misapplication of GAAP and a misinterpretation of data related to warrants issued in connection with the sales of common stock and these warrants were expensed for a total of $537,637. No expenses should have been recognized. Prior warrants had been issued in connection with services and were therefore compensatory which required them to be expensed. While the issuance of the warrants in question were properly accounted for in the Company's records as associated with the sale of common stock, the data was misinterpreted. Since these warrants were issued in connection with a cash sale of common stock and were not compensatory in any way, the value of the warrants should have been accounted for as part of the proceeds received from the sale of the common stock and not as interest or compensation expense. Since this was the first time warrants were issued in connection with a cash stock sale, accounting personnel mistakenly included the warrants with other compensatory warrants (warrants issued in connection with financing or services) and inadvertently recorded an expense in the December 31, 2007 Statement of Operations. The substance of this transaction, however, is a cash sale of common stock where a portion of the proceeds should have been assigned to the warrants, all of which should have been recorded as part of an equity transaction, none of which should have been expensed. The only accounts which should have been affected by this transaction are common stock and additional paid-in-capital. A correction of the reported expense reduced the net loss by approximately 10%, an improvement of the company's overall financial position. The accompanying financial statements for the year ended December 31, 2007 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

Based on this discovery, the Company re-evaluated the effectiveness of the Company's internal control over financial reporting for the year ended December 31, 2007. In making this re-evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2007, and as amended on September 10, 2008 as a result of management's re-evaluation of these matters, that, as of December 31, 2007, there was a material weakness in the internal control over financial reporting and, therefore, management has further concluded that its internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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
 Former CFO, CEO

(1) Sebastien DuFort has been the President of Voyager Petroleum since February 25, 2004 and Silicon Film Technologies, Inc. since February, 2003. He was Acting Chief Financial Officer from February 25, 2004 to September 1, 2006. Mr. DuFort's annual salary of $180,000 was reduced by agreement to $12 from February through September, 2006. The Board reinstated the $180,000 salary retroactively as of October 1, 2006. In May, 2007, Mr. DuFort's annual salary was increased to $220,000. Other compensation consists of reimbursements for automobile payments and repairs. Accrued salaries of $208,758 remain unpaid as of December 31, 2007. On November 2, 2007, the Company granted Mr. DuFort 7,500,000 options to purchase common stock at an exercise price of $0.0467 per shares which are exercisable for five years from the date of grant.

(2) Cathy Persin has served as the Vice President and Corporate Secretary of the Company since April 2004, at an initial annual salary of $75,000 which was increased to $90,000 in June, 2004 and to $120,000 in March, 2006. On April 30, she was appointed as the Company's Chief Financial Officer at an annual salary of $180,000. Other compensation consists of reimbursements for automobile payments. Accrued salaries of $134,615 remain unpaid as of December 31, 2007. On July 17, 2007, the Company awarded Ms. Persin, 2,500,000 shares of restricted common stock pursuant to the Company's 2007 Amended and Restated Employee Compensation Plan and granted 5,000,000 options to purchase shares of restricted common stock at an exercise price of $0.124 per share which are exercisable for five years from the date of grant. The strike price was reduced by the board on November 2, 2007 at which time an additional 1,500,000 options were granted at an exercise price of $0.0467 which are exercisable for five years from the date of grant.

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

On April 30, 2007, Cathy A. Persin was appointed the Company's Chief Financial Officer to fill the vacancy created upon Jefferson's Stanley's resignation at an annual salary of $180,000. Ms. Persin began her employment with the company by entering into an employment agreement with Silicon Film for an unspecified term to serve as its Project Administrator under which she received an annual salary of $75,000. On April 28, 2004, Ms. Persin was promoted to Vice President and Corporate Secretary of Voyager Petroleum, Inc. and received an option to purchase 188,095 shares of the Company's common stock at a strike price of $0.25 per share. In June, 2004 her annual salary was increased to $90,000 in recognition of these appointments. On January 12, 2006, Ms. Persin exercised the previously granted option and acquired the 188,095 shares of common stock for an aggregate purchase price of $47,023.75. In March, 2006, her salary was increased to $120,000 annually as she took on additional responsibilities. As part of Ms. Persin's executive compensation, on July 17, 2007 and November 2, 2007, the Company issued an option to purchase 5,000,000 and 1,500,000 respectively, shares of our common stock at an exercise price of $0.0467 per share exercisable from the date of issuance to July 17, 2012 and November 2, 2012, respectively.

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

Date of                               Accrued
  Note           Principal           Interest
-----------      ----------          ----------
02/01/03         $  305,000          $   45,500
10/07/05         $   25,000          $      349
11/03/05         $    9,000          $       84
12/01/05         $   42,624          $      210
                 ----------          ----------
                 $  381,624          $   46,143
                 ==========          ==========

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

10.39          Contractual Agreement between Voyager Petroleum,               Incorporated by reference to Exhibit 10.2 of
               Inc., on behalf of its wholly-owned subsidiary, Silicon        the Company's Current Report on Form 8-K
               Film Technologies, Inc. and Applied Color Science              filed with the Securities and Exchange
               dated September 22, 2006                                       Commission on September 27, 2006

10.40          Contractual Agreement between Silicon Film and Applied         Provided herewith
               Color Science dated October 9, 2007


10.41          Extension of Contractual Agreement between Silicon Film        Provided herewith
               and Applied Color Science dated April 6, 2008

10.42          Consultant Agreement between Voyager Petroleum, Inc.           Incorporated by reference to Exhibit 10.1 of
               and Stronghurst, LLC dated October 17, 2006                    the Company's Current Report on Form 8-K/A
                                                                              filed with the Securities and Exchange
                                                                              Commission on October 24, 2006

10.43          Purchase and Sale Agreement between Deacon Enterprises,        Incorporated by reference to Exhibit 10.1 of
               Inc. and Voyager Petroleum, Inc. effective January 19,         the Company's Current Report on Form 8-K

               2007                                                           filed with the Securities and Exchange
                                                                              Commission on January 19, 2007






10.44          Sublease Agreement between D.A. Stuart Company and             Incorporated by reference to Exhibit 10.2 of
               Voyager Petroleum, Inc. effective January 19, 2007             the Company's Current Report on Form 8-K
                                                                              filed with the Securities and Exchange

10.45          Side Letter Agreement between D.A. Stuart Company and          Incorporated by reference to Exhibit 10.3 of
               Voyager Petroleum, Inc. dated January 17, 2007                 the Company's Current Report on Form 8-K
                                                                              filed with the Securities and Exchange
                                                                              Commission on January 19, 2007

10.46          Access Agreement by and between Voyager Petroleum, Inc.        Incorporated by reference to Exhibit 10.1 of
               and D.A. Stuart Company dated as of March 9, 2007              the Company's Current Report on Form 8-K/A
                                                                              filed with the Securities and Exchange
                                                                              Commission on March 22, 2007

10.47          Form of Securities Purchase Agreement                          Incorporated by reference to Exhibit 10.45
                                                                              of the Company's Annual Report on Form 10-KSB
                                                                              as filed with the Securities and
                                                                              Exchange Commission on April 13, 2007

10.48          Employment agreement Cathy A. Persin effective March 1,        Incorporated by reference to Exhibit 10.2 of
               2004                                                           the Company's Current Report on Form 8-K
                                                                              filed with the Securities and Exchange
                                                                              Commission on May 1, 2007

10.49          Employment Agreement by and between Sovereign Oil, Inc.        Incorporated by reference to Exhibit 10.1 of
               and Mazen Khatib dated as of June 18, 2007                     the Company's Current Report on Form 8-K
                                                                              filed with the Securities and Exchange
                                                                              Commission on June 19, 2007

10.50          Lease Agreement between North American Refining Co.            Incorporated by reference to Exhibit 10.1 of the
               and Sovereign Oil, Inc., a wholly-owned subsidiary of          Company's Current Report on Form 8-K filed with
               Voyager Petroleum, Inc., dated April 19, 2007                  the Securities and Exchange Commission on
                                                                              April 20, 2007

10.51          Lease Agreement, dated July 13, 2007, by and between           Incorporated by reference to Exhibit 99.1 of the
               Sovereign Oil, Inc., and North American Refining Co.           Company's Current Report on Form 8-K filed with
                                                                              the Securities and Exchange Commission on
                                                                              July 18, 2007

10.52          Termination of Lease Agreement, dated April 19,2007,           Incorporated by reference to Exhibit 99.2 of the
               by and between Sovereign Oil, Inc. and North American          Company's Current Report on Form 8-K filed with
               Refining Co.                                                   the Securities and Exchange 10.50 Commission
                                                                              on July 18, 2007

10.53          First Amendment to the Purchase and Sale Agreement by          Incorporated by reference to Exhibit 10.5 of
               and between Voyager Petroleum, Inc. and Deacon                 the Company's Quarterly Report on Form 10-QSB
               Enterprises, Inc. dated April 18, 2007                         filed with the Securities and Exchange
                                                                              Commission on May 21, 2007

10.54          Second Amendment to the Purchase and Sale Agreement by         Incorporated by reference to Exhibit 10.6 of
               and between Voyager Petroleum, Inc. and Deacon                 the Company's Quarterly Report on Form 10-QSB
               Enterprises, Inc. dated May 11, 2007                           filed with the Securities and Exchange
                                                                              Commission on May 21, 2007

10.55          Third Amendment to the Purchase and Sale Agreement by          Incorporated by reference to Exhibit 99.1 of
               and between Voyager Petroleum, Inc. and Deacon                 the Company's Current Report on Form 8-K
               Enterprises, Inc. dated June 18, 2007                          filed with the Securities and Exchange
                                                                              Commission on July 20, 2007

10.56          Fourth Amendment to the Purchase and Sale Agreement by         Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed with
               Enterprises, Inc. dated July 18, 2007                          the Securities and Exchange Commission on
                                                                              July 20, 2007

10.57          Fifth Amendment to the Purchase and Sale Agreement by          Provided herewith
               and between Voyager Petroleum, Inc. and Deacon
               Enterprises, Inc. dated August 17, 2007

10.58          Sixth Amendment to the Purchase and Sale Agreement by          Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed
               Enterprises, Inc. dated August 23, 2007                        with the Securities and Exchange Commission
                                                                              on August 24, 2007

10.59          Seventh Amendment to the Purchase and Sale Agreement by        Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed
               Enterprises, Inc. dated October 29, 2007                       with the Securities and Exchange Commission
                                                                              on November 5, 2007

10.60          Eighth Amendment to the Purchase and Sale Agreement by         Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed
               Enterprises, Inc. dated December 28, 2007                      with the Securities and Exchange Commission
                                                                              on January 4, 2008

10.61          Ninth Amendment to the Purchase and Sale Agreement by          Incorporated by reference to Exhibit 99.1 of the
               and between Voyager Petroleum, Inc. and Deacon                 Company's Current Report on Form 8-K filed
               Enterprises, Inc. dated February 18, 2008                      with the Securities and Exchange Commission
                                                                              on February 19, 2008





10.62          Extension to the Sublease, effective October 30, 2007,         Incorporated by reference to Exhibit 99.1 of the
               by and between Voyager Petroleum, Inc. and D.A. Stuart         Company's Current Report on Form 8-K filed with
                                                                              the Securities and Exchange Commission on
                                                                              November 7, 2007

10.63          Separation and Release Agreement, dated April 24, 2007,        Incorporated by reference to Exhibit 10.1 of the
               by and between Voyager Petroleum, Inc. and Jefferson           Company's Current Report on Form 8-K filed with
               Stanley                                                        the Securities and Exchange Commission on May 1, 2007

10.64          Investor Relations Service Agreement between Voyager           Incorporated by reference to Exhibit 10.10 of the
               Petroleum, Inc. and Prominence Media Corporation dated         Company's Quarterly Report on Form 10-QSB
               May 15, 2007                                                   filed with the Securities and Exchange
                                                                              Commission on May 21, 2007

10.65          Agreement to Terminate Investors Relations Service             Incorporated by reference to Exhibit 99.1 of
               Agreement and Release, dated February 14, 2008, by and         the Company's Current Report on Form 8-K
               between Voyager Petroleum, Inc. and Prominence Media           filed with the Securities and Exchange
               Corporation                                                    Commission on February 21, 2007

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