Form 10-Q/A
period 2008-03-31
Voyager Petroleum, Inc.
filed 2008-10-06
CIK 1140300

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




                                                     From inception     From inception
                                                     (June 28, 2002)    (June 28, 2002)
                                                           to                 to
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

                                        VOYAGER PETROLEUM, INC.



DATED: October 6, 2008                  BY:/s/ Sebastien C. Dufort
                                            ------------------------------------
                                            SEBASTIEN C. DUFORT, PRESIDENT
                                            CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)



DATED: October 6, 2008                 BY:  /S/ Cathy A. Persin
                                            ------------------------------------
                                            CATHY A. PERSIN
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING OFFICER)