Form 10QSB/A
period 2007-06-30
Voyager Petroleum, Inc.
filed 2008-10-09
CIK 1140300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 (Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock as of August 17, 2007 is:
123,729,136


Transitional Small Business Disclosure Format: Yes / / No /X/

                                EXPLANATORY NOTE


The purpose of this second amendment to the Form 10-QSB for the three months ending June 30, 2007 is to modify the first amendment to the 10-QSB for the three months ending June 30, 2007 as it was filed on October 6, 2008, by removing financial data and information for the three months ending March 31, 2008 which was inadvertently incorporated therein and adding signatures in compliance with the Securities Exchange Act of 1934.

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

                                        VOYAGER PETROLEUM, INC.



DATED: October 8, 2008                 BY:     /s/ Sebastien C. DuFort
                                            ------------------------------------
                                            SEBASTIEN C. DUFORT, PRESIDENT
                                            CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)



DATED: October 8, 2008                 BY:     /s/ Cathy A. Persin
                                            ------------------------------------
                                            CATHY A. PERSIN
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER)