Form 10QSB/A
period 2007-09-30
Voyager Petroleum, Inc.
filed 2008-10-09
CIK 1140300

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


The number of shares of the registrant's common stock as of November 16, 2007 is: 129,234,928


Transitional Small Business Disclosure Format: Yes / / No /X/

                                EXPLANATORY NOTE

The purpose of this second amendment to the Form 10-QSB for the three months ending September 30, 2007 is to modify the first amendment to the Form 10-QSB for the three months ending September 30, 2007 as it was filed on October 6, 2008, by removing financial data and other information for the three months ending March 31, 2008 and June 30, 2007, respectively, which was inadvertently incorporated therein and adding signatures in compliance with the Securities Exchange Act of 1934.

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

                                     VOYAGER PETROLEUM, INC. AND SUBSIDIARIES





DATED: October 8, 2008                 BY: /s/ Sebastien C. DuFort
                                       ---------------------------------
                                             SEBASTIEN C. DUFORT, PRESIDENT
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)



DATED: October 8, 2008                 BY: /s/ Cathy A. Persin
                                       ---------------------------------
                                             CATHY A. PERSIN
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)