Form 10KSB/A
period 2007-12-31
Voyager Petroleum, Inc.
filed 2008-10-09
CIK 1140300

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A
                                 (Amendment No. 2)


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

As of April 2, 2008, there were 147,047,719 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                              EXPLANATORY NOTE

The purpose of this second amendment to the Form 10-KSB for the year ending December 31, 2007 is to modify the first amendment to the Form 10-KSB for the year ending December 31, 2007 as it was filed on October 6, 2008, by removing financial data and other information for the three months ending March 31, 2008, September 30, 2007 and June 30, 2007, respectively, which was inadvertently incorporated therein, attaching three exhibits and adding signatures in compliance with the Securities Exchange Act of 1934.

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

31.1           Certification of Chief Executive Officer Pursuant to           Provided herewith
               Section 302 of the Sarbanes-Oxley Act

31.2           Certification of Chief Financial Officer Pursuant to           Provided herewith
               Section 302 of the Sarbanes-Oxley Act

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